Form 10QSB
period 2005-06-30
Brownsville CO
filed 2005-10-03
CIK 1316854

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005


or

[ ]  TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from Commission File No.


                               Brownsville Company
                               -------------------
                 (Name of Small Business Issuer in its Charter)


               Nevada                                  N/A
       (State of Incorporation)         (I.R.S. Employer Identification No.)


      23227 Dogwood Avenue, Maple Ridge, British Columbia, Canada, V2X 4S4
      --------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 267-0888
                                 --------------
              (Registrant's telephone number. including area code)

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.        Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                 Yes [_] No [X]


The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of June 30th, 2005 was 10,720,000.

Transitional Small Business Disclosure Format (Check One):       Yes [_] No [X]

                               Brownsville Company

                                TABLE OF CONTENTS


Part I--  FINANCIAL INFORMATION

Item 1.   Financial Statements (Unaudited)

            Balance sheet as of June 30, 2005 (Unaudited)
            and September 30, 2004 (Audited)..................................4
            Statement of Operations for three months ended
            June 30, 2005 and June 30, 2004 (Unaudited).......................5
            Statement of Cash Flows for three months ended
            June 30, 2005 and June 30, 2004 (Unaudited).......................6
            Notes to Financial Statements ....................................7

Item 2.   Management's Discussion and Analysis
             or Plan of Operations...........................................14

Item 3.   Controls and Procedures............................................16

Part II-- OTHER INFORMATION..................................................17

PART 1: FINANCIAL INFORMATION

BROWNSVILLE COMPANY
(A Nevada Corporation)
Balance Sheet
June 30, 2005
(With Comparative Figures at September 30, 2004)
(Expressed in U.S. Dollars)

----------------------------------------------------------------------------------------------------------------------------
                                                                                                 June 30,        September 30,
                                                                                                   2005             2004
                                                                                                (Unaudited)       (Audited)
                                                                                                -----------       ---------
                                                                                                 (Prepared by Management)
Current Assets                                                   ASSETS

   Cash (Note 2(e))                                                                              $    5,551      $   13,205
   Accounts receivable                                                                                9,513           7,191
   Inventory                                                                                          7,500           5,000
----------------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                                             22,564          25,396
----------------------------------------------------------------------------------------------------------------------------
Fixed Assets (Note 2(g))
   Equpment, at cost                                                                                 20,000          20,000
   Less:  accumulated depreciation                                                                   (3,500)         (2,000)
----------------------------------------------------------------------------------------------------------------------------
                                                                                                     16,500          18,000
----------------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                     $   39,064      $   43,396
============================================================================================================================

                                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
   Accounts payable and accrued                                                                  $    8,475      $    1,500
   Loans from related party                                                                           9,000               -
----------------------------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                                        17,475           1,500
----------------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
   Capital Stock
    Authorized:
      75,000,000 common shares at $0.001 par value
    Issued and fully paid
      10,720,000 common share at par value                                                           10,720          10,660
      Additional paid in capital                                                                     21,780          15,840
      Share subscriptions receivable                                                                      -          (1,000)
      Obligation to issue 250,000 common shares for assets acquired (Notes 7,8)                      25,000          25,000
   Deficit, accumulated during the exploration stage                                                (35,911)         (8,604)
----------------------------------------------------------------------------------------------------------------------------
    TOTAL STOCKHOLDERS' EQUITY                                                                       21,589          41,896
----------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                      $    39,064      $   43,396
============================================================================================================================
                                                                                                 Goding Concern: Note 1
Approved on Behalf of the Board                                                                Subsequent Event: Note 8
"Xuxin Shao"           , Director and Chief Executive Officer
-----------------------
"Chen Shao Hui"        , Director and Chief Financial Officer
-----------------------


                             See Accompanying Notes

BROWNSVILLE COMPANY
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

------------------------------------------------------------------------------------------------------------------------
                                                Accumulated
                                              From Inception                                                    Inception
                                                 Date of                                                         Date of
                                                December 2,            Three Months            Nine Months      December 2,
                                                  2003 to                  Ended                  Ended          2003 to
                                                 June 30,                 June 30,               June 30,        June 30,
                                                  2005            2005            2004            2005             2004
                                                  ----            ----            ----            ----             ----
Sales                                       $   108,621    $    17,973       $    24,156    $    47,185      $   24,156
------------------------------------------------------------------------------------------------------------------------
Cost of Goods Sold
   Beginning inventory                                -          6,325                -           5,000               -
   Purchase                                      81,945         14,767           15,374          32,223          15,374
   Ending inventory                              (7,500)        (7,500)          (5,000)         (7,500)         (5,000)
------------------------------------------------------------------------------------------------------------------------
                                                 74,445         13,592           10,374          29,723          10,374
------------------------------------------------------------------------------------------------------------------------
Gross Profit                                     34,176          4,381           13,782          17,462          13,782
Selling expenses                                 11,625              -            1,812           2,102           1,812
Lease expenses                                    3,775          1,438            1,932           3,775           1,932
------------------------------------------------------------------------------------------------------------------------
                                                 18,776          2,943           10,038          11,585          10,038
------------------------------------------------------------------------------------------------------------------------

General and Administration Expenses
   Administrative expenses                           14              -            1,000              14           1,000
   Audit fees                                     7,315          3,000                -           5,815               -
   Bank charges and interest                        198             22               36             123              52
   Professional fees                             31,660          4,440            6,900          19,440           6,900
   Rent                                          12,000          3,000                -          12,000               -
   Depreciation expense                           3,500            500              500           1,500             500
------------------------------------------------------------------------------------------------------------------------
                                                 54,687         10,962            8,436          38,892           8,452
------------------------------------------------------------------------------------------------------------------------

Net Profit (Loss) for the Period            $   (35,911)        (8,019)      $    1,602      $  (27,307)      $   1,586
========================================================================================================================



                             See Accompanying Notes

BROWNSVILLE COMPANY
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

----------------------------------------------------------------------------------------------------------------------------
                                              From Inception                                                    Inception
                                                 Date of                                                         Date of
                                                December 2,          Three Months              Nine Months     December 2,
                                                 2003 to                 Ended                   Ended           2003 to
                                                June 30,                June 30,                June 30,         June 30,
                                                  2005            2005            2004            2005             2004
                                                  ----            ----            ----            ----             ----
Cash Provided by (Used for)
Operating Activities
   Net Profit (Loss) for the period             $   (35,911)    $   (8,019)     $     1,602      $  (27,307)    $     1,586
   Items not requiring use of cash
    Depreciation expense                              3,500            500              500           1,500             500
   Changes in non-cash working capital items
    Accounts receivable                              (9,513)         4,995          (10,038)         (2,322)        (10,038)
    Inventory                                        (2,500)        (1,175)               -          (2,500)              -
    Accounts payable and accrued                      8,475          6,000                -           6,975              --
----------------------------------------------------------------------------------------------------------------------------
Cash used for operating activities                  (35,949)         2,301           (7,936)        (23,654)         (7,952)
----------------------------------------------------------------------------------------------------------------------------

Investing Activities                                      -              -                -               -               -
----------------------------------------------------------------------------------------------------------------------------

Financing Activities
   Capital stock subscribed                          32,500              -           13,500           7,000          13,500
   Loans from related parties                         9,000              -               --           9,000              --
----------------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                41,500              -           13,500          16,000          13,500
----------------------------------------------------------------------------------------------------------------------------

Cash increase (decrease)
   during the period                                  5,551          2,301            5,564          (7,654)          5,548
Cash, Beginning of Period                                 -          3,250              (16)         13,205               -
----------------------------------------------------------------------------------------------------------------------------

Cash,  End of Period                           $      5,551     $    5,551      $     5,548      $    5,551     $     5,548
===========================================================================================================================

    Supplementary Disclosure of Non-cash Transactions
         Shares issued for inventory                                                                        $         5,000
         Shares issued for fixed assets                                                                     $        20,000

                             See Accompanying Notes


Brownsville Company
Quarter Ended June 30, 2005
NOTES TO FINANCIAL STATEMENTS

Note 1.           BUSINESS OPERATIONS

            Brownsville Company ("the Company") received its Corporate Charter on September 4, 2003 from the Secretary of State of the State of Nevada, U.S.A. The inception date of the Company is December 2, 2003. The company operates a boat launch and convenience store.

            Going Concern

            These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $35,911 to June 30, 2005 and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

            (a)   General and Administration Costs

            General and administration costs are written off to operations when incurred.

            (b)   Account Receivable

            Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintain allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibility of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

            (c)   Basis of Presentation

            These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

            (d)   Net Loss Per Share

            Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

            Computation of basic and diluted weighted average of shares outstanding for the period ended June 30, 2005 is as follows:

                                                                                                  Inception
                                                Three Months                                       Date of
                                                   Ended                      Nine Months        December 2,
                                                  June 30,                       Ended             2003 to
                                   --------------------------------------       June 30,           June 30,
                                         2005                2004                2005               2004
                                   ------------------  ------------------ ------------------- ---------------
Weighted average shares
  - Basic and diluted                   10,720,000          10,660,000          10,720,000        10,660,000
-------------------------------------------------------------------------------------------------------------
Net Profit (Loss) per share
  - Basic and diluted                       ($0.00)              $0.00              ($0.00)            $0.00
-------------------------------------------------------------------------------------------------------------

            (e)   Cash

            Cash consists of funds on deposit with the Company's bankers.

            (f)   Inventory

            Inventories are stated at the lower of cost (on the FIFO basis) or market (net realizable value).

            (g)   Property, Plant and Equipment

            Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the assets:


            Equipment              -  20% per annum on a straight-line basis


            June 30, 2005                          Accumulated        Net Book
                                       Cost        Amortization        Figure
                                 -----------------------------------------------
            Equipment            $    20,000      $   (3,500)       $   16,500
            --------------------------------------------------------------------


            September 30, 2004                     Accumulated        Net Book
                                       Cost        Amortization        Figure
                                 -----------------------------------------------
            Equipment            $    20,000      $   (2,000)       $   18,000
            --------------------------------------------------------------------


            (h)   Foreign Operations and Currency Translation

            The operating activities are in Canada in Canadian Funds as the functional currency and the reporting currency is the United States Dollars.

            Monetary assets and liabilities are translated at the current rate of exchange.

            The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.


            Cumulative currency translation adjustments are reported as a separate component of stockholders' equity and not recognized in net income. However, there are no cumulative currency translation adjustments from the date of inception to the end of the current period and therefore there are no currency translation adjustments in the statement of stockholders' equity.

            Gains or losses on remeasurement from the recording currency are recognized in current net income.

            Gains or losses from foreign currency transactions are recognized in current net income.

            Fixed assets are measured at historical exchange rates that existed at the time of the transaction. Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

Note 3.           PENSION AND EMPLOYMENT LIABILITIES

            The Company does not have any liabilities as at June 30, 2005 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 4.           INCOME TAXES

            The Company has losses that total $35,911 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

            The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at June 30, 2005 is a result of the following:

                         Deferred tax assets         $  12,210
                         Valuation allowance         $ (12,210)
                                                     ---------
                         Net deferred tax assets     $       -
                                                     =========


            A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended June 30, 2005 and 2004 is as follows:


                                                          2005
                                                          ----
            Statutory federal income tax rate               -34.0%
            Valuation allowance                              34.0%
                                                        ---------
            Effective income tax rate                         0.0%
                                                        =========


Note 5.           FINANCIAL INSTRUMENTS

            The Company's financial instruments consist of cash, accounts receivable, inventory, and accounts payable and accrued. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 6.           RELATED PARTY TRANSACTIONS

            A director, shareholders has loaned $9,000 to the Company during the period ended June 30, 2005, which is unsecured, non interest bearing, with no specific terms of repayment.

Note 7.           FRASER RIVER METALS DEPOT INC.

            (a)   Purchase of Business Assets

            On March 31, 2004, the Company entered into an Asset Purchase Agreement with Fraser River Metals Depot Inc. The Company agreed to purchase from Fraser River Metals Depot Inc. an undivided 100% right, title and interest in and to the following Assets at their fair market value. The consideration received by the seller was the issuance of 250,000 shares from treasury of restricted common stock at a price of $0.10 per share.


            Equipment                                           $   20,000
            Inventory                                                5,000
            --------------------------------------------------------------
            Total Assets                                        $   25,000
            ==============================================================



            (b)   Lease Agreement

            On March 31, 2004, the Company entered into a Lease Agreement with Fraser River Metals Depot Inc., for an initial term of five years commencing on April 1, 2004. The Company has an option to renew the Lease for a further five year period. During the term of the Lease and any renewal term, the Company shall pay to Fraser River Metals Depot Inc. 8% of the Company's gross sales from operations conducted on the rental property, payable on a monthly basis in arrears on the 10th business day following the end of each calendar month. The first such payment shall be due on May 14, 2004.


                                                                  Nine Months
                                                                     Ended
                                                                    June 30
                                                                      2005
                                                                      ----
            Lease expenses                                      $    3,775
            ==============================================================

Note 8.           SUBSEQUENT EVENT

            The Company will issue 250,000 shares of restricted common stock in its capital at a deemed price of $0.10 per share for acquiring the Assets from Fraser River Metals Depot Inc as outlined in Note 7, above.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management of Brownsville Company (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.


Caution about Forward-Looking Statements


This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended June 30, 2005. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.


This section includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of this prospectus. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.


Overview


We were incorporated on September 4, 2003, in order to operate a boat launch, parking lot and marina convenience store. We lease a shoreline which contains a boat launch, marina and convenience store from Frasier River Metals Depot, Inc., a British Columbia corporation. The lease is for a five year period. The annual rental is 8% of our gross receipts from the operation of marina and the convenience store. We have an option to renew the lease for an additional five year period if we so choose to do so. We entered into the lease on March 31, 2004.

Results of Operations

The Company generated sales of $17,973 for the quarter ended June 30, 2005 and $47,185 for the nine month period ended June 30, 2005. As compared to the quarter ended June 30, 2004, revenues decreased by 26% from $24,156.The decrease in revenues is attributed to a decrease in overall customer traffic to our marina and convenience store.

Operating expenses, including cost of goods sold, for the three month period ended June 30, 2005 and June 30, 2004 were $15,030 and $14,118 respectively. The increase in operating expenses was due mainly to our increase in the amount of inventory we had left on hand at the end of the quarter.

The Company experienced general and administration expenses of $10,962 for the quarter ended June 30, 2005. In the same period of 2004, the company experienced general and administration expenses of $8,436. The increase in general and administration expenses is attributed to the increase in fees related to establishing our company as a public reporting company in the United States. Fees and expenses that fall into this category are auditing fees and professional fees and rent.

For the quarter ended June 30, 2005, the company experienced a net loss of $8,019 compared to a net profit of $1,602 for the quarter ended June 30, 2004.

Liquidity and Capital Resources

During the three month period ended June 30, 2005, the Company satisfied its working capital needs by using cash generated from operations. As of June 30, 2005, the Company has cash on hand in the amount of $5,551. The Company's core operations, excluding the fees and expenses related to the public offering of our common stock which management believes will be non-recurring, has historically generated positive profits and cash flows and we expect the company will continue this trend in the future. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations.

While we have enough funds on hand to continue operations at the present state, we believe we may require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any arrangements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director, although no such arrangement has been made.

Item 3. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures.

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports filed under the Exchange Act is accumulated and communicated to management, as appropriate, to allow timely decisions regarding required disclosure. Our current principal executive officer, who is also our principal financial officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this report pursuant to Rule 15d-15(b) promulgated under the Exchange Act. Based upon that evaluation, our principal executive and financial officer has concluded that our disclosure controls and procedures were effective in alerting management in a timely fashion to all material information required to be included in our periodic filings with the Commission.

(b) Changes in Internal Controls.

There were no significant changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.


                            PART 2: OTHER INFORMATION


Items 1, 2, 3, 4, and 5 are inapplicable.


Item 6: Exhibits

(a) The following exhibits are filed as part of this report:

    31.1 Certification of Chief Executive Officer and Chief Financial Officer of Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

    32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant to Section 1350.





                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




October 3, 2005                      Brownsville Company

                                     By /s/ Xuxin Shao
                                        --------------------------
                                            Mr. Xuxin Shao,
                                            President