Form 10KSB
period 2005-09-30
Brownsville CO
filed 2006-01-12
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended September 30th, 2005

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333 - 122720

Brownsville Company

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

23227 Dogwood Avenue, Maple Ridge, A1, V2X 4S4

----------------------------------------------------------

(Address of principal executive office)

604-267-0888

----------------------------------

(Issuer's telephone number)

N/A

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ x ]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ ]	No [ x ]

State issuer's revenues for its most recent fiscal year -$69,506

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of September 30, 2005 is $57,200.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of September 30th, 2005, there are 10,720,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

BROWNSVILLE COMPANY

FORM 10-KSB

For the Fiscal Year ended September 30, 2005

Table of Contents

Part I

        Item 1.        Description of Business

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Common Equity and Related Stockholder Matters

        Item 6.        Management's Discussion and Analysis or Plan of Operation

        Item 7.        Financial Statement

        Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 8A.     Controls and Procedures

        Item 8B.     Other Information

Part III

        Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Ac

        Item 10.      Executive Compensation

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF SIMULATIONS PLUS, INC., A CALIFORNIA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

We were incorporated on September 4, 2003, in order to operate a boat launch and convenience store. We lease a shoreline which contains a marina and convenience store from Frasier River Metals Depot, Inc., a British Columbia corporation. The lease is for a five year period. The annual rental is 8% of our gross receipts from the operation of marina and the convenience store. We have an option to renew the lease for an additional five year period if we so choose to do so. We entered into the lease on March 31, 2004.

The marina is located on the Fraser River, approximately thirty miles south of Vancouver, British Columbia, near the municipal of Surrey. The marina is approximately five miles from Trans-Canada (Hwy.1) and is accessible by a paved road of approximately five miles.

At the marina location, the Fraser River is approximately one-half miles wide. The marina occupies approximately one acres of water space and contains docks to accommodate approximately twenty boats. The marina also contains storage facilities for approximately twenty boats. The storage facility and the docks are not covered. The marina includes parking, a boat ramp, a ticketing area, restrooms, and a convenience store.

The convenience store is located approximately one hundred yards from the marina on the marina property on a tract of land containing approximately two acres. The building is one story high and has five hundred square feet of space. Adjacent to the convenience store is parking for approximately fifty automobiles.

We sell a variety of products in the convenience store consisting of cigarettes, non-perishable food items, some dairy products and other living and health supplies. The products are sold primarily to marina users, however, some products are sold to walk-in customers of the community and customers of an RV park located adjacent to the convenience store.

We purchase our products primarily from Costco, Real Canadian Wholesales, Superstore, Sysco, and Neptune Foods - Food/Kitchen Supplies. We pick the products up from our suppliers and transport them to the convenience store.

Revenues from our convenience store operations are derived from the sale of consumer goods and marina goods to the public, marina boat launch fees and parking fees.

We attract customers from the Vancouver lower mainland and outer suburbs of Surrey. Ten percent of our customers can be considered visitors/vacationers from other parts of Canada and the Northwest United States.

We are the only store in a three mile radius that sells cigarettes, non-perishable food items, some dairy products and other living and health supplies. We compete with other retail food stores and restaurants as well as other marinas in the area.

We are subject are required to maintain and cigarette resales licenses issued by the Province of British Columbia. These licenses are paid annually. We do not expect the price to increase in the future.

We are currently in compliance with all regulations that affect us and do not believe compliance with the governmental regulations will have any impact on our future operations.

We employ two persons on a full-time basis. Both are employed at the convenience store.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 23227 Dogwood Avenue, Maple Ridge, British Columbia V2X 4S4. Our telephone number is (604) 267-0888. We came to the use of this property through our lease with Fraser River Metals Depot Inc.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Brownsville Company, or against any of our officers or directors as a result of their involvement with the Company.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the quarter ended September 30, 2005.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

There is currently no publicly trading market for our common stock.

There are no outstanding options or warrants or convertible securities to purchase our common equity

All of the 10,720,000 common shares outstanding are eligible for sale through the use of Rule 144 under the Securities Act.

As of September 30, 2005, the approximate number of holders of Common Stock of the Company is 29.

Since our inception date, our boards of directors have not declared any dividend payments to the shareholders. The declaration and payment of dividends to holders of our common stock by us, if any, are subject to the discretion of our board of directors. Our board of directors will take into account such matters as general economic and business conditions, our strategic plans, our financial results and condition, contractual, legal and regulatory restrictions on the payment of dividends by us, and such other factors as our board of directors may consider to be relevant.

The company has never issued securities for any equity compensation plan.

Item 6:     Management's Discussion and Analysis or Plan of Operation

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

Results of Operations

Revenues

Revenues for the fiscal period ended September 30, 2005 were $69,506, compared to $61,436 for the fiscal period ended September 30, 2004. The increase in revenues can be attributed to a small increase in customer traffic we experienced at the marina and convenience store.

Gross Profit

Gross profit after selling expenses in fiscal 2005 was $18,556, compared to $7,191 in fiscal 2004. This increase was primarily due to our increase in gross revenues and a decrease in the amount of purchases we made for inventory.

General & Administrative Expenses

General and administrative expenses totaled $52, 041 for the fiscal period ended September 30, 2005. This is compared to general and administrative expenses totaling $15,795 for the fiscal period ended September 30, 2004. This increase in general and administrative expenses is largely attributed to the significant increase in fees and expenses incurred in fiscal 2005 due to our registering for public sale the common stock of the company. Examples of fees and expenses incurred that were related to our registration of our common stock include legal fees, consulting fees, auditing fees and rent. We expect that these professional fees will be a one-time expense and we expect that we will not be incurring these fees in the future.

We experienced a net loss of $33,485 for the fiscal period ended September 30, 2005 compared to a net loss of $8,604 for the fiscal period ended September 30, 2004.

Liquidity and Capital Resources

As of September 30, 2005, the Company had cash and net working capital of $8,445 and ($8,090) respectively. The Company's core operations, excluding the fees and expenses related to the public offering of our common stock which management believes will be non-recurring,  has historically generated positive profits and cash flows and we expect the company will continue this trend in the future. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations.

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

Item 7:    Financial Statements

The consolidated financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Moen & Company for the period ended September 30, 2004 and fiscal year ended 2005. There have been no changes in or disagreements with Moen & Company, Chartered Accountants on accounting and financial disclosure matters at any time.

Item 8A: Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B: Other Information

None

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Xuxin Shao	41	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director
Shao Hui Chen	45	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Xuxin Shao has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since our inception on September 4, 2003. Since January 2000, Mr. Shao has been employed as a mining consultant for Troland Resoureces Inc. and exploration stage mining company located in Vancouver, British Columbia. Since June 2004, Mr. Shao has been president of Sterling Group Ventures, Inc., an exploration stage mining company located in Vancouver, British Columbia. Sterling Group Ventures files reports with the Securities and Exchange Commission pursuant to section 15(d) of the Securities Exchange Act of 1934 (SEC file no. 333-97187)and is listed for trading on the Bulletin Board operated by the National Association of Securities Dealers, Inc. under the symbol "SGGV." Mr. Shao received a Ph.D. in Mineral and Processing Engineering from Beijing Graduate School of China University of Mining and Technology, in Beijing, China in 1990, and obtained a Bachelors degree in Mineral Processing specialized at chemical mines from Wuhan Chemical Engineering Institute in Wuhan City of Hubei Province, China in 1983. From 1983 to 1985, Mr. Shao was a research engineer at Chemical Mines Design and Research Institute of Ministry of Chemical Industry, Lianyungang City, Jiangsu Province, China. From 1985 to 1990, he was a graduate research assistant at Beijing Graduate School of China University of Mining and Technology, Beijing, China. From 1990 to 1996, Mr. Shao was an associate professor and Associate Department Head at Beijing Graduate School of China University of Mining and Technology, Beijing, China. From 1996 to 1997, he was a research scientist at the Center for Applied Energy Research, University of Kentucky. In January to June 1998, Mr. Shao was a Process Metallurgist at Process Research Associates Ltd. in Vancouver, British Columbia, Canada.

Shao Hui Chen has been a member of our board of directors since our inception on September 4, 2004. From January 2000 to June 2004, Mr. Chen was employed as a chief engineer for Guotou Yuanyi Phosphate Chemical Industry Ltd. Since June 2004, Mr. Chen has been self-employed in Hubei, China as a consulting mining engineer. Mr. Chen obtained a Bachelors Degree in mineral processing specialized at chemical mines from Wuhan Chemical Engineering Institute in Wuhan City of Hubei Province, China in 1983.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

 Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending September 30, 2005, Form 3 reports were not timely filed by Xuxin Shao, the Company's President, CEO and Director, and Shao Hui Chen, the Company's Director.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 10:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Xuxin Shao	2005	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

Shao Hui Chen	2005	0	0	0	0	0	0	0
Director	2004	0	0	0	0	0	0	0
	2003	0	0	0	0	0	0	0
	2002	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans.

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 23227 Dogwood Avenue, Maple Ridge, British Columbia, Canada V2X 4S4.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Xuxin Shao	2,500,000	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director	23.32%
Shao Hui Chen	2,500,000	Director	23.32%
All officers and directors as a Group (2 persons)	5,000,000		46.64%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 2,500,000 shares of common stock to Shao Hui Chen one of our directors in December 2003, in consideration of $500.

We issued 2,500,000 shares of common stock to Xuxin Shao, our president and a member of the board of directors in June 2004, in consideration of $2,500.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by refernce to the Form 10-SB filed with the Securities and Exchange Commission on February 11, 2005)

3.2*                                         Bylaws of the Company (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on February 11, 2005)

10.1*                                       Asset Purchase Agreement (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on February 11, 2005)

10.2*                                       Lease Agreement (incorporated by reference to the Form 10-SB filed with the Securities and Exchange Commission on February 11, 2005)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2005 - $10,060            Moen & Company, Chartered Accountants

2004 - $10,060            Moen & Company, Chartered Accountants

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2005 - $0                     Moen & Company, Chartered Accountants

2004 - $0                     Moen & Company, Chartered Accountants

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2005 - $0                     Moen & Company, Chartered Accountants

2004 - $0                     Moen & Company, Chartered Accountants

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2005 - $0                     Moen & Company, Chartered Accountants

2004 - $0                      Moen & Company, Chartered Accountants

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of January, 2006

Brownsville Company

(Registrant)

By: /s/ Xuxin Shao

Xuxin Shao

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Xuxin Shao	President, CEO, CFO, Secretary, Treasurer and Director	January 12, 2005
Xuxin Shao

/s/ Shao Hui Chen	Director	January 12, 2005
Shao Hui Chen

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheet for the years ended September 30, 2005 and 2004                                    F-2

Statement of Operations for the years ended September 30, 2005 and 2004                     F-3

Statement of Cash Flows for the years ended September 30, 2005 and 2004                    F-4

Statement of Shareholder's Equity                                                                                     F-5

Notes to Financial Statement                                                                                            F-6

MOEN AND COMPANY

CHARTERED ACCOUNTANTS

Member:
Canadian Institute of Chartered Accountants	Securities Commission Building
Institute of Chartered Accountants of British Columbia	PO Box 10129, Pacific Centre
Institute of Management Accountants (USA)(From 1965)	Suite 1400 - 701 West Georgia Street
Vancouver, British Columbia
Registered With:	Canada V7Y 1C6

Public Company Accounting Oversight Board (USA) (PCAOB)	Telephone: (604) 662-8899
Canadian Public Accountability Board (CPAB)	Fax: (604) 662-8809
Canada - British Columbia Public Practice Licence	Email: moenca@telus.net

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Directors of Brownsville Company (A Nevada Corporation)

We have audited the accompanying balance sheet of Brownsville Company (A Nevada Corporation) as of September 30, 2005, and the related statements of operations, retained earnings, cash flows and changes in stockholders' equity for the year ended September 30, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Company (A Nevada Corporation) as of September 30, 2005, and the results of its operations and its cash flows for the year ended September 30, 2005 in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, British Columbia, Canada	/s/ "Moen and Company"
January 12, 2006	Chartered Accountants

Brownsville Company

(A Nevada Corporation)

Balance Sheets

(Expressed in US dollars)

	September 30, 2005 ($)	September 30, 2004 ($)
ASSETS
Current Assets
Cash (Note 2(e))	$ 8,445	$ 13,205
Accounts Receivable	1,636	7,191
Inventory	8,000	5,000
Total Current Assets	18,081	25,396

Fixed Assets (Note 2 (g))
Equipment, at cost	20,000	20,000
Less: accumulated depreciation	(4,000)	(2,000)

	16,000	18,000
TOTAL ASSETS	$ 34,081	$ 43,396

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable and accrued	$ 11,696	$1,500
Loans from related party	9,000	-
Total Current Liabilities	20,696	1,500

Stockholders' Equity
Capital Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
10,720,000 common shares at par value	10,720	10,660
Additional paid in capital	21,780	15,840
Share subscription receivable	-	(1,000)
Obligation to issue 250,000 common shares for assets acquired (Notes 7,8)	25,000	25,000
Deficit, accumulated during the exploration stage	(44,115)	(8,604)
Total Stockholders' Equity	13,385	41,896

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 34,081	$ 43,396

Approved on behalf of the Board
"Xuxin Shao", Director and Chief Executive Officer
"Chen Shao Hui", Director and Chief Financial Officer
See Accompanying Notes

Brownsville Company

(A Nevada Corporation)

Statement of Operations

(Expressed in US dollars)

	From December 2, 2003 (Date of Inception) to September 30, 2005	For the Year Ended September 30, 2005	From December 2, 2003 (Date of Inception) to September 30, 2004
Sales	130,942	$ 69,506	$ 61,436

Cost of Goods Sold
Beginning Inventory	-	5,000	-
Purchase	88,920	44,113	44,807
Ending Inventory	8,000	8,000	5,000
	80,920	41,113	39,807
Gross Profit	50,022	28,393	21,629
Selling Expense	13,299	3,776	9,523

Lease Expense	10,476	5,561	4,915
	26,247	19,056	7,191

General and Administrative Expenses
Administrative Expense	14	14	-
Audit Fees	12,315	10,815	1,500
Bank Charges and interest	268	193	75
Professional Fees	35,765	27,545	8,220
Management Fees	4,000	-	4,000
Rent	14,000	14,000	-
Depreciation Expense	4,000	2,000	2,000
	70,362	54,567	15,795
Net Profit (Loss) for the Period	(44,115)	(35,511)	(8,604)

Net Profit (Loss) per Common Share		$ (0.00)	$ (0.00)
Basic and diluted

Weighted Average Number of Shares Outstanding		9,302,901	9,250,833
Basic and diluted
See Accompanying Notes

Brownsville Company

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

	From December 2, 2003 (Date of Inception) to September 30, 2005	For the Year Ended September 30, 2005	From December 2, 2003 (Date of Inception) to September 30, 2004
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the Period	(44,115)	(35,511)	(8,604)
Items not requiring use of cash
Depreciation Expense	4,000	2,000	2,000
Changes in non-cash working capital items
Accounts receivable	(1,636)	5,555	(7,191)
Inventory	(3,000)	(3,000)	-
Accounts payable accrued	11,696	10,196	1,500
Cash Used for operating activities	(33,055)	(25,675)	(12,295)

Investing Activities		-	-

Financing Activities
Capital Stock subscribed	32,500	6,000	26,500
Loans from related parties	9,000	9,000	-
Share subscription receivable	-	1,000	(1,000)
Cash Provided by financing activities	41,500	16,000	25,500

Cash Increased (Decreased)
during the Period	8,445	(4,760)	13,205

Cash, Beginning of Period	-	13,205	-
Cash, End of Period	8,445	8,445	13,205

Supplementary Disclosure of Non-Cash Transactions
Shares issued for inventory			5,000
Shares issued for fixed assets			20,000
See Accompanying Notes

Brownsville Company

(A Nevada Corporation)

Statement of Stockholders' Equity

(Expressed in US dollars)

	Price Per Share	Number of Common Shares	Par Value	Additional Paid-In-Capital	Total Capital Stock	Retained Earnings (Deficit)	Total Stockholders' Equity

Shares subscribed by shareholder for cash on December 3, 2003	$0.001	10,660,000	10,660	15,840	26,500		26,500

Net Loss for period ended September 30, 2004						(8,604)	(8,604)
Balance, September 30, 2004		10,660,000	10,660	15,840	26,500	(8,604)	17,896

Shares subscribed by shareholders for cash on October 1, 2004	$0.100	60,000	60	5,940	6,000		6,000

Net Loss for period ended September						(35,511)	(35,511)

Obligation to issue 250,000 common shares for assets acquired @ $0.10 per share							25,000
Balance, September 30, 2005		10,720,000	10,720	21,780	$32,500	(44,115)	13,385

See Accompanying Notes

Brownsville Company

(A Nevada Corporation)

Notes to Financial Statements

September 30, 2005

(Expressed in U.S. Dollars)

Note 1.        BUSINESS OPERATIONS

                    Brownsville Company ("the Company") received its Corporate Charter on September 4, 2003 from the Secretary of State of the State of Nevada, U.S.A. The inception date of the Company is December 2, 2003. The company operates a boat launch and convenience store.

                    Going Concern

                    These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $44,115 to September 30, 2005 and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

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

                    (c) Basis of Presentation

                    These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP)

                    (d) Net Loss Per Share

                    Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period

                    Computation of basic and diluted weighted average of shares outstanding for the period ended September 30, 2005 is as follows:

                                                                                                      Year Ended 2005                Year Ended 2004

                    Basic and diluted weighted average shares                    10,720,000                      10,660,000

                   Net Profit (Loss) per share - Basic and diluted                ($0.00)                                ($0.00)

                    (e) Cash

                    Cash consists of funds on deposit with the Company's bankers

                    (f) Inventory

                    Inventories are stated at the lower of cost (on the FIFO basis) or market (net realizable value)

                    (g) Stock Based Compensation

                    In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123 R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments, SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issue Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employer' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for and award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

                    (h) Comprehensive Income

                    The Company has no items that represent other comprehensive income.

                    (i) Concentration of Credit Risk

                    Financial instruments that potentially subject the Company to credit risk consist principally of cash, deposited with a high quality credit institution.

                    (j) Property, Plant and Equipment

                    Fixed assets are stated at cost less depreciation. Depreciation is recorded at the following rates, based upon the useful life of the assets:

                    Equipment                    - 20% per annum on a straight-line basis

September 30, 2005	Cost	Accumulated Depreciation	Net Book Value
Equipment	$ 20,000	(4,000)	16,000

September 30, 2004	Cost	Accumulated Depreciation	Net Book Value
Equipment	$ 20,000	(2,000)	18,000

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

Note 3.        PENSION AND EMPLOYMENT LIABILITIES

                    The Company does not have any liabilities as at September 30, 2005 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

Note 4.        INCOME TAXES

                    The Company has losses that total $44,115 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

                    The income tax effect of temporary difference comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at September 30, 2005 is a result of the following:

	2005	2004
Deferred tax assets	$ 12,073	$ 2,925
Valuation allowance	$ (12,073)	$ (2,925)
Net deferred tax assets	-	-

                   A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended September 30, 2005 and 2004 is as follows:

	2005	2004
Statutory federal income tax rate	-34.0%	-34.0%
Valuation allowance	34.0%	34.0%
Effective income tax rate	0.0%	0.0%

Note 5.        FINANCIAL INSTRUMENTS

                    The Company's financial instruments consist of cash, accounts receivable, inventory, and accounts payable and accrued and loan from related party. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 6.        RELATED PARTY TRANSACTION

                    A director, shareholder has loaned $9,000 to the Company during the period ended September 30, 2005, which is unsecured, non interest bearing, with no specific terms of repayment.

Note 7.        FRASER RIVER METALS DEPOT INC.

                    (a) Purchase of Business Asset

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

Equipment	$ 20,000
Inventory	5,000
Total Assets	$ 25,000

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

Year Ended September 30, 2005
Lease Expense	$ 5,561

Note 8.        COMMITMENT

                    The Company is required to issue 250,000 shares of restricted common stock in its capital at a price of $0.10 per share for acquiring the Assets from Fraser River Metals Depot Inc. as outlined in Note 7, above.

Note 9.        RECENT ACCOUNTING PRONOUNCEMENTS

                    In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principles, SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occuring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.