Form 10QSB
period 2005-12-31
Brownsville CO
filed 2006-02-13
CIK 1316854

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No.

Brownsville Company

---------------------------------------------

(Name of small business issuer in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

23227 Dogwood Avenue, Maple Ridge, British Columbia, Canada V2X 4S4

---------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

604-267-0888

----------------------------------

(Registrant's telephone number, including area code)

-------------------------

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [   ]  No [  x  ]

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of December 31, 2005 was 10,720,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

  Brownsville Company

Table of Contents

Part I - FINANCIAL INFORMATION

Item 1.    Financial Statements (Unaudited)

                Balance Sheet as of December 31, 2005 (Unaudited)..................................................................................................................4

      Statement of Operations for three months ended December 31, 2005 (Unaudited)................................................................................................................................................................................................5

       Statement of Cash Flows for three months ended December 31, 2005 (Unaudited)................................................................................................................................................................................................6

2

Part I - FINANCIAL INFORMATION

BROWNSVILLE COMPANY

(A Nevada Corporation)

Balance Sheet

December 31, 2005

(With Comparative Figures at September 30, 2005)

(Expressed in US Dollars)

	December 31	September 31
	2005	2005
ASSETS
Current Assets
Cash (Note 2(e))
	$4,166	$8,455
Inventory
	8,250	8,000
Accounts Receivable
	45	1,636
Total Current Assets	12,461	18,081

Fixed Assets (Note 2(g))		-
Equipment, at cost	20,000	20,000
Less: accumulated depreciation	(4,500)	(4,000)
	15,500	16,000
Total Assets	$27,961	$34,081

LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities
Accounts Payable and Accrued Liabilities
	13,625	11,696
Loans from related party
	9,000	9,000
Total Current Liabilities	22,625	20,696

SHAREHOLDER'S EQUITY
Capital Stock
Authorized:
75,000,000 common shares at $0.001 par value
Issued and fully paid
10,720,000 common shares at par value	10,720	10,720
Additional paid in capital	21,780	21,780
Share subscriptions receivable		-
Obligation to issue 250,000 common shares for assets acquired (Note 7,8)	25,000	25,000
Deficit, accumulated during the exploration stage	(52,164)	(44,115)
Stockholders' Equity	5,336	13,385
Total Shareholder's Equity	$27,961	$34,081

Going Concern:	Note 1
Subsequent Event:	Note 8
Approved on Behalf of the Board
"Xuxin Shao" Director and Chief Executive Officer
"Chen Shao Hui", Director and Chief Financial Officer

See Accompanying Notes

BROWNSVILLE COMPANY

(A Nevada Corporation)

Statement of Operations

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

				Inception
				Date of
	Three Months	Three Months	For the Fiscal	December 2,
	Ended	Ended	Period Ended	2003 to
	December 31	December 31	September 30	September 30
	2005	2004	2005	2004

Sales	$14,782	$16,477	$69,506	$61,436
Cost of Goods Sold
Beginning Inventory
	8,000	7,191	5,000	-
Purchase
	10,686	9,762	44,113	44,807
Ending Inventory
	8,250	5,000	8,000	5,000
	10,436	11,953	41,113	39,807
Gross Profit	4,346	4,523	28,393	21,629
Selling expenses	1,109	1,236	3,776	9,523
Lease Expenses	1,183	1,318	5,561	-
	2,055	1,969	19,056	12,106

General and Administrative Expenses
Administrative Expenses	-	-	14	-
Audit Fee	-	-	10,815	1,500
Bank Charges and Interest	104	23	193	75
Professional Fees	1,628	10,025	27,545	8,220
Management Fees	4,872	-	-	4,000
Rent	3,000	3,000	14,000	-
Depreciation Expense	500	500	2,000	2,000
	10,104	13,548	54,566	15,795

Net Profit (Loss) for the Period	(8,049)	(11,578)	(35,511)	(3,689)

Net Profit (Loss) Per Common Share	$(0.00)
Basic and diluted

Weighted Average Number of Shares Outstanding	9,302,901
Basic and diluted

See Accompany Notes

BROWNSVILLE COMPANY

(A Nevada Corporation)

Statement of Cash Flows

(Expressed in US Dollars)

(Unaudited - Prepared by Management)

			For the	Inception Date of
	Three Months	Three Months	Fiscal Period	December 2,
	Ended	Ended	Ended	2003 to
	December 31	December 31	September 30	September 30
	2005	2004	2005	2004
Cash Provided by (Used for)
Operating Activities
Net Profit (Loss) for the period	$(8,049)	$(11,578)	$(35,511)	$(8,604)
Items not requiring use of cash

Depreciation Expense
	500	500	2,000	2,000
Changes in non-cash working capital items

Accounts Receivable
	1,591	(4,161)	5,555	(7,191)
Inventory
	(250)	2,191	(3,000)	-
Accounts Payable and Accrued	1,930	-	10,196	1,500
Cash used for operating activities	(4,279)	(13,048)	(20,760)	(12,295)

Financing Activities
Capital Stock subscribed	-	7,000	6,000	26,500
Loans from Related Parties	-	-	9,000	-
Share Subscriptions Receivable	-	-	1,000	(1,000)
Cash provided by financing activities	-	7,000	16,000	25,500

Cash increase (decrease) during the period	(4,279)	(6,048)	(4,760)	13,205
Cash, beginning of period	8,445	13,205	13,205	-

Cash, end of period	$4,166	7,158	8,445	13,205

Supplementary Disclosure of Non-cash Transactions
Share issued for Inventory
				$5,000
Share issued for Fixed Assets
				$20,000

See accompanying notes

BROWNSVILLE COMPANY

Notes to Financial Statements

For the Three Months Ended 31 December, 2005

(UNAUDITED)

Note 1.            BUSINESS OPERATIONS

Brownsville Company ("the Company") received it's Corporate Charter on September 4, 2003 from the Secretary of State of the State of Nevada, U.S.A. The inception date of the Company is December 2, 2003. The Company operates a boat launch and convenient store.

                        Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principals in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $52,164 to December 31, 2005 and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values maybe substantially different from the carrying values shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying  sources for additional financing to fund the ongoing development of the Company's business.

Note 2.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)    General and Administration Costs

General and administration costs are written off to operations when incurred.

    (b)    Accounts Receivable

              Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowance for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collect ability of specific customer accounts: customer credit-worthiness, past transaction history with customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customer were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on managements assessment, the Company provides for estimated uncollectible amounts through a charger through earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written of through a charge to the valuation allowance and a credit to accounts receivable.

    (c)    Basis of Presentation

        These financial statements are prepared  in accordance with the United States of America Generally Accepted Accounting Principals (GAAP).

    (d)    Net Loss Per Share

        Net loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

        Computation of basic and diluted weighted average of shares outstanding for the period ended December 31, 2005 is as follows:

Basic and Diluted Weighted Average Shares                                                                                             10,720,000

Net Profit (Loss) Per Share- Basic and Diluted                                                                                            ($0.00)

    (e)     Cash

       Cash consists of funds on deposit with the Company's banker.

     (f)    Inventory

          Inventories are stated at the lower of costs (on the FIFO basis) or market (net realizable value).

    (g)     Property, Plant and Equipment

            Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the assets:

Equipment                                                                        - 20% annum on a straight-line basis

December 31, 2005	Cost	Accumulated Amortization	Net Book Figure
Equipment	$20,000	(4,500)	$15,500
September 30, 2005
Equipment	$20,000	(4,000)	$16,000

    (h)    Foreign Operations and Currency Translation

            The operating activities are in Canada in Canadian Funds as the functional currency in the United States Dollars.

    Monetary assets and liabilities are translated at the current rate of exchange. The weighted average exchange rate for the period is used to translate revenue, expenses, and gains or losses from the functional currency to the reporting currency.  Cumulative currency translation adjustments are reported as a separate component of stockholders' equity  and not recognized in net income. However, there are no cumulative currency translation adjustment from the date of inception to the end of the current period and therefore there are no currency translation adjustments in the statement of stockholders' equity.

Gains or losses on remeasurement on the recording currency are recognized in current net income.

Gains or losses from foreign currency translations are recognized in current net income.

Fixed assets are measured at historical exchange rates that exists at the time of the transaction.

Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

Note 3:            PENSION AND EMPLOYMENT OPPORTUNITIES

    The Company does not have any liabilities as of December 31, 2005 for pension, post-employment benefits or post-retirement. The Company does not have a pension plan.

NOTE 4:         INCOME TAXES

   The Company has lost that total $52,164 for income tax purposes that maybe carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2005 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

    The income tax effect of temporary differences compromising the differed tax liabilities on the accompanying balance sheets as at December 31, 2005 is a result of the following:

                       Deferred tax assets                                        $12,210

                       Valuation allowance                                       $(12,210)

                       Net deferred tax assets                                 $          -

    A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarters ended December 31, 2005 and 2004 is as follows:

                                                                                                2005

                     Statutory federal income tax rate                        -34.0%

                    Valuation allowance                                              34.0%

                    Effective income tax rate                                        0.0%

NOTE 5:         FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash, accounts receivable, inventory, and accounts payable and accrued. It is managements opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial. The fair value of these financial instruments approximates their carrying values.

NOTE 6:         RELATED PARTY TRANSACTIONS

    A director, shareholders has loaned $9,000 to the Company during the period ended June 30, 2005, which is unsecured, non interest bearing, with no specific terms of repayment.

NOTE 7:        FRASER RIVER METALS DEPOSIT INC.

    (a)    Purchase of Business Assets

    On March 31, 2004, the Company entered into an Purchase Asset Agreement with Fraser River Metals Deposit Inc. The Company agreed to purchase from Fraser River Metals Deposit Inc. an undivided 100% right, title and interest in and to the following Assets at their fair market value. The consideration received by the seller was the issuance of 250,000 shares from treasury of restricted common stock at a price of $0.10 per share.

                    Equipment                                                    $        20,000

                    Inventory                                                      $          5,000

                    Total Assets                                                 $         25,000

    (b)    Lease Agreement

    On March 31, 2004, the Company entered into a Lease Agreement with Fraser River Metals Deposit Inc., for an initial term of five years commencing on April 1, 2004. The Company has a option to renew the Lease for a further five year period. During the term of the Lease and any renewal term, the Company shall pay to Fraser River Metals Deposit Inc. 8% of the Company's gross sales from the operations conducted on the rental property, payable on a monthly basis in arrears on the 10th business day following the end of each calendar month. The first such payment shall be due on May 14, 2004.

                                                                                                                                                                        Nine months ended June 30 2005

                    Lease Expenses                                                                                                                                            $    3,775

NOTE 8:        SUBSEQUENT EVENT

    The Company will issue 250,000 shares of common stock in its capital at a deemed price of $0.10 per share for acquiring the Assets from Fraser River Metals Deposit Inc. as outlined in Note 7, above.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended December 31, 2005. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Overview

Brownsville Company ("Brownsville") intends to commence operations as convenience store and a marina/boat launch . Brownsville currently leases the shoreline which contains the marina and convenience store from Fraser River Metals Deposit Inc. The lease is for a five year period, and the annual rent is 8% of the gross sales from the operations conducted on the rental property. We have an option to renew the lease for an additional five year period if we so chose to do so. We entered into the lease on March 31, 2004.

Results of Operations

The Company generated sales of $14,782 for the quarter ended December 31, 2005 and $69,506 for the fiscal period ended September 30, 2005. As compared to the quarter ended December 31, 2004, revenues were $16,477. The decrease in revenues is attributed to a decrease in overall customer traffic to our marina and convenience store.

Operating expenses, including cost of good sold, for the three month period ended December 31, 2005 and December 31, 2004 were $12,728 and $14,507 respectively.

The Company experienced general and administration expenses of $10,104 for the quarter ended December 31st, 2005. In the same period of 2004, the Company experienced general and administrative expenses of $13,548 . The decrease in general and administration expenses this year is attributed to the decrease in fees paid for professional services.

For the quarter ended December 31st, 2005, the company experienced a net loss of $8,049 compared to a net loss of $11,578 for the quarter ended December 31st, 2004.

Liquidity and Capital Resources

During the three month period ended December 31st, 2005, the Company satisfied its working capital needs by using cash generated from operations and equity from shareholder's initial seed financing. As of December 31st, 2005, the Company has cash on hand in the amount of $4,166. Management believes that the current level of cash on hand and the profit on sales will be sufficient to fund our operations for the next twelve month period.

In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us additional capital to allow us to continue operations. We may also be able to maintain loans from our shareholders, but there are no agreements or understandings in place currently.

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

PART II: OTHER INFORMATION

Items 1, 2, 3, 4 , and 5 are inapplicable.

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

         32.1 Certification of Chief Financial Officer and Chief Executive Officer of pursuant of Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. February 10, 2006

February 10, 2006	/s/ "Xuxin Shao"
Mr. Xuxin Shao, President