Form 10QSB
period 2006-03-31
Brownsville CO
filed 2006-05-12
CIK 1316854

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2006

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to

                Commission file number 000-51700


                       BROWNSVILLE COMPANY
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada                                                        N/A
(State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or                                 Identification
Organization)                                             Number)

                      23227 Dogwood Avenue
          Maple Ridge, British Columbia, Canada V2X 4S4
            (Address of Principal Executive Offices)

                         (604) 267-0888
        (Issuer's Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   [  X   ] No   [      ]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                  Yes   [      ] No   [  X   ]

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 10,720,000 outstanding as of March 31, 2006

                       BROWNSVILLE COMPANY

                        TABLE OF CONTENTS

                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                               3
Item 2.  Management's Discussion and Analysis or Plan
         of Operation.                                      12
Item 3.  Controls and Procedures.                           14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                 14
Item 2.  Unregistered Sales of Equity Securities  and
         Use of Proceeds.                                   14
Item 3.  Default   upon   Senior   Securities.              14
Item 4.  Submission of Matters to a Vote of Security
         Holders.                                           14
Item 5.  Other Information.                                 14
Item 6.  Exhibits.                                          14

SIGNATURES                                                  15

PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements.


                 Index to Financial Statements
                  Period Ended March 31, 2006


                                                  Page

     Balance Sheets                                 4

     Statements of Operations                       5

     Statements of Cash Flows                       6

     Notes to Financial Statements                  7

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
                                                        March 31,       September 30,
                                                           2006             2005
                                                       (Unaudited -       (Audited)
                                                       Prepared by
                                                       Management)
ASSETS
CURRENT ASSETS
    Cash (Note 2(e))                                $         2,099   $       8,445
    Accounts receivable                                       6,171           1,636
    Inventory                                                 6,235           8,000
                                                    ----------------  --------------
        TOTAL CURRENT ASSETS                                 14,505          18,081
                                                    ----------------  --------------
FIXED ASSETS (NOTE 2(G))
    Equpment, at cost                                        20,000          20,000
    Less:  accumulated depreciation                          (5,000)         (4,000)
                                                             15,000          16,000
                                                    ----------------  --------------
TOTAL ASSETS                                        $        29,505   $      34,081
                                                    ================  ==============
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable and accrued                    $        16,625   $      11,696
    Loans from related party (Note 6)                         9,000           9,000
                                                    ----------------  --------------
        TOTAL CURRENT LIABILITIES                            25,625          20,696
                                                    ----------------  --------------
STOCKHOLDERS' EQUITY
    Capital Stock
        Authorized:
          75,000,000 common shares at $0.001 par value
        Issued and fully paid
          10,720,000 common share at par value               10,720          10,720
        Additional paid in capital                           21,780          21,780
          Obligation to issue 250,000 common                 25,000          25,000
          shares for assets acquired (Notes 7,8)
    Deficit, accumulated during the exploration stage       (53,620)        (44,115)
                                                    ----------------  --------------
        TOTAL STOCKHOLDERS' EQUITY                            3,880          13,385
                                                    ----------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $        29,505   $      34,081
                                                    ================  ==============
                                                   Going Concern:  Note 1
                                                   Subsequent Event:  Note 8

The Accompanying Notes are an Integral Part of These Financial Statements

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
STATEMENTS OF OPERATIONS
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)

                                                     Three Months              Six Months
                                                        Ended                     Ended
                                                       March 31,                March 31,
                                                2006             2005      2006           2005
                                          -------------  -------------  ----------     ----------
SALES                                     $     14,799   $     13,756   $ 29,581       $ 29,212
                                          -------------  -------------  ----------     ----------
COST OF GOODS SOLD
          Beginning inventory                    8,250          5,000      8,000          5,000
          Purchase                               6,380          8,898     17,066         17,456
          Ending inventory                       6,235          6,325      6,235          6,325
                                                 8,395          7,573     18,831         16,131
                                          -------------  -------------  ----------     ----------
GROSS PROFIT                                     6,404          6,183     10,750         13,081
                                          -------------  -------------  ----------     ----------
SELLING EXPENSES                                 1,110          1,100      2,219          2,102
LEASE EXPENSES                                   1,184          1,100      2,367          2,337
                                          -------------  -------------  ----------     ----------
                                                 4,110          3,983      6,164          8,642
                                          -------------  -------------  ----------     ----------
GENERAL AND ADMINISTRATION EXPENSES
          Administrative expenses                    -             14          -             14
          Audit fees                                 -          2,815          -          2,815
          Bank charges and interest                 67             53        171            101
          Professional fees                          -              -      1,627         15,000
          Management fees                        2,000              -      6,872              -
          Rent                                   3,000          3,000      6,000          9,000
          Depreciation expense                     500            500      1,000          1,000
                                          -------------  -------------  ----------     ----------
                                                 5,567          6,382     15,670         27,930
                                          -------------  -------------  ----------     ----------
NET PROFIT (LOSS) FOR THE PERIOD                (1,456)        (2,399)    (9,506)       (19,288)
                                          -------------  -------------  ----------     ----------
NET PROFIT (LOSS) PER COMMON SHARE
          Basic and diluted                      (0.00)         (0.00)     (0.00)         (0.00)
                                          =============  =============  ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
          Basic and diluted                 10,720,000     10,720,000   10,720,000     10,720,000
                                          =============  =============  ==========     ==========

The Accompanying Notes are an Integral Part of These Financial Statements

BROWNSVILLE COMPANY
(A Nevada Corporation)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

                                               Three Months              Six Months
                                                  Ended                    Ended
                                                March 31,                March 31,
                                            2006         2005        2006         2005
                                        ----------  -----------  ----------  -----------
Cash Provided by (Used for)
Operating Activities
   Net Profit (Loss) for the period     $  (1,456)   $  (2,399)   $ (9,506)   $ (19,288)
   Items not requiring use of cash
     Depreciation expense                     500          500       1,000        1,000
   Changes in non-cash working capital
   items
     Accounts receivable                   (6,126)      (2,658)     (4,535)      (7,317)
     Inventory                              2,015       (1,325)      1,765       (1,325)
     Accounts payable and accrued           3,000       (7,025)      4,930          975
                                        ----------  -----------  ----------  -----------
Cash used for operating activities         (2,067)     (12,907)     (6,346)     (25,955)
                                        ----------  -----------  ----------  -----------
Financing Activities
   Capital stock subscribed                     -            -           -        7,000
   Loans from related parties                   -        9,000           -        9,000
                                        ----------  -----------  ----------  -----------
Cash provided by financing activities           -        9,000           -       16,000
                                        ----------  -----------  ----------  -----------
Cash increase (decrease)
  during the period                        (2,067)      (3,907)     (6,346)      (9,955)
Cash, Beginning of Period                   4,166        7,157       8,445       13,205
                                        ----------  -----------  ----------  -----------
Cash,  End of Period                    $   2,099    $   3,250    $  2,099    $   3,250
                                        ==========  ===========  ==========  ===========
Supplementary Disclosure of Non-cash Transactions
    Shares issued for inventory                                   $   5,000
    Shares issued for fixed assets                                $  20,000

The Accompanying Notes are an Integral Part of These Financial Statements

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
________________________________________________________________________________

Note 1.BUSINESS OPERATIONS

       Brownsville Company ("the Company") received its Corporate Charter on September 4, 2003 from the Secretary of State of the State of Nevada, U.S.A. The inception date of the Company is December 2, 2003. The company operates a boat launch and convenience store.

       Going Concern
       These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $53,620 to March 31, 2006 and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
_____________________________________________________________________

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

       (c) Basis of Presentation

           These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

       (d) Net Loss Per Share

           Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

           Computation of basic and diluted weighted average of shares outstanding for the period ended March 31, 2006 is as follows:

           Basic and diluted weighted average shares               10,720,000
           Net Profit (Loss) per share - Basic and diluted             ($0.00)

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

       (g) Property, Plant and Equipment

           Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the assets:

           Equipment      -      20% per annum on a straight-line basis


           March 31,              Accumulated       Net
           2006          Cost     Amortization      Book Figure
           ----------------------------------------------------------
           Equipment    $20,000     (5,000)           $15,000

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
_____________________________________________________________________

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

       (g) Property, Plant and Equipment (cont'd)

           September 30,        Cost      Accumulated    Net
              2005                        Amortization   Book Figure
           -------------------------------------------------------------
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

Note 3.PENSION AND EMPLOYMENT LIABILITIES

       The Company does not have any liabilities as at March 31, 2006 for pension, post-employment benefits or postretirement benefits. The Company does not have a pension plan.

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
_________________________________________________________________________

Note 4.INCOME TAXES

       The Company has losses that total $53,620 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

       The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at March 31, 2006 is a result of the following:

       Deferred tax assets                            $ 18,231
       Valuation allowance                            $(18,231)
                                                      ---------
       Net deferred tax assets                        $      -
                                                      ---------

       A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarter ended March 31, 2006 is as follows:

                                                              2006
                                                            --------
       Statutory federal income tax rate                     -0.34%
       Valuation allowance                                    0.34%
                                                            --------

       Effective income tax rate                              0.00%
                                                            --------


Note 5.  FINANCIAL INSTRUMENTS

       The Company's financial instruments consist of cash, accounts receivable, inventory, and accounts payable and accrued. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 6.  RELATED PARTY TRANSACTIONS

       A director had loaned $9,000 to the Company during the period ended June 30, 2005, which is unsecured, non interest bearing, with no specific terms of repayment.

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
________________________________________________________________________________


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

          Equipment                       $  20,000
          Inventory                           5,000
         -------------------------------------------
          Total Assets                    $  25,000
         -------------------------------------------

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

                                            Six Months
                                              Ended
                                             March 31
                                               2006
                                           ------------
           Lease expenses                 $      2,367
          ---------------------------------------------

Note 8.  SUBSEQUENT EVENT

          The Company will issue 250,000 shares of restricted common stock in its capital at a deemed price of $0.10 per share for acquiring the Assets from Fraser River Metals Depot Inc as outlined in Note 7, above.

Item  2.    Management's  Discussion  and  Analysis  or  Plan  of
            Operation.

     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-QSB.

Forward-Looking Statements

     This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as "may", "should", "expects", "intends", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. We do not intend to update these forward-looking statements.

Overview

     Brownsville Company, a Nevada corporation (referred to herein as the "Company", "we", "us" and "our") was incorporated on September 4, 2003 in order to operate a boat launch, parking lot, marina and convenience store. We lease a shoreline which contains a boat launch, marina and convenience store from Fraser River Metals Depot, Inc., a British Columbia corporation. The lease is for a five year period. The annual rental is 8.0% of our gross receipts from the operation of the marina and the convenience store. We have an option to renew the lease for an additional five year period if we so choose to do so. We entered into the lease on March 31, 2004.

Results of Operations

Revenues

     Revenues for the three months ended March 31, 2006 were $14,799, compared to $13,756 for the three months ended March 31, 2005. For the six months ended March 31, 2006, revenues were $29,581 compared to $29,212 for the six months ended March 31, 2005. The small increase in revenues can be attributed to a small increase in customer traffic which we experienced at the marina and convenience store.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $6,404 and $10,750 for the three and six months ended March 31, 2006, compared to $6,183 and $13,081 for the three and six months ended March 31, 2005. Such changes from period to period are primarily attributable to changes in inventory.

General and Administrative Expenses

     General and administrative expenses were $5,567 and $15,670 for the three and six months ended March 31, 2006, compared to $6,382 and $27,930 for the three and six months ended March 31, 2005. The decrease in general and administrative expenses for the three and six months ended March 31, 2006 is primarily due to reduced audit fees and professional fees.

Net Loss

     For the three and six months ended March 31, 2006, we had a net loss of $1,456 and $9,506 as compared to a net loss of $2,399 and $19,288 for the three and six months ended March 31, 2005. Such changes in net loss are primarily due to the changes in general and administrative expenses.

Liquidity and Capital Resources

     On March 31, 2006, we had a working capital deficit of $11,120, a debt to equity ratio of 6.6 to 1 and stockholders' equity of $3,880. On March 31, 2006, we had $2,099 in cash, total assets of $29,505 and total liabilities of $25,625.

     Cash used for operating activities for the six months ended March 31, 2006 was $6,346 compared to $25,955 for the six months ended March 31, 2005, which change was primarily due to a reduced net loss for the six months ended March 31, 2006 as well as reduced accounts receivable for the six months ended March 31, 2006. Cash provided by financing activities was $0 for the six months ended March 31, 2006 compared to $16,000 for the six months ended March 31, 2005 due to a stock subscription and a loan which were received during the six months ended March 31, 2005 for which there were no comparable items in the six months ended March 31, 2006.

     We have incurred losses since inception of $53,620 through March 31, 2006 and we might not have sufficient working capital for the next twelve months. These factors create doubt as to our ability to continue as a going concern. We are in the process of identifying sources for additional financing and/or other business opportunities. (See "Other Information" below for information on our recent change of control). No assurance can be given that we will be successful in our efforts.

Other Information

     Pursuant to a Stock Purchase Agreement dated as of April 21, 2006 by and among Xuxin Shao, Shao Hui Chen, the Company and Adam Cegielski (who up until that time had not been affiliated with the Company), Mr. Shao and Mr. Chen sold on such date an aggregate of 5,000,000 shares of common stock of the Company to Mr. Cegielski for the aggregate purchase price of $20,000. At the time thereof, Mr. Shao was our President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer. Additionally, Mr. Shao and Mr. Chen were our only two directors.

     As a result of the completion of the transaction on April
21, 2006, Mr. Cegielski presently owns 5,000,000 shares of the common stock of the Company which represents approximately 46.64% of the Company's outstanding shares of common stock.

     In connection with the transaction described above, Mr. Shao resigned as our President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer effective as of April 21, 2006, and, on such date, the Mr. Cegielski was appointed as our President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer.

     In addition thereto, on April 21, 2006, the Board of Directors, then consisting of Mr. Shao and Mr. Chen, agreed to increase the size of the Board to three members and appoint Mr. Cegielski as a director to fill the vacancy resulting therefrom with immediate effect. As a result thereof, the Board of Directors now consists of Xuxin Shao, Shao Hui Chen and Adam Cegielski.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3.   Controls and Procedures.

     The Company's Principal Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer believes that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds.

     None.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     None.


Item 5.  Other Information.

          None.


Item 6.  Exhibits.

          31.1 Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)
          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

                           SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROWNSVILLE COMPANY
                                   (Registrant)



Dated: May 11, 2006            By: /s/ Adam Cegielski
                                   Adam Cegielski,
                                   President  and Chief Executive
                                   Officer
                                   (Principal Executive Officer)


Dated: May 11, 2006            By: /s/ Adam Cegielski
                                   Adam Cegielski,
                                   Principal Accounting Officer
                                   (Principal Financial Officer)