Form 10QSB
period 2006-06-30
Brownsville CO
filed 2006-08-14
CIK 1316854

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2006

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

                       90 Reynolds Street
                Oakville, Ontario, Canada L6J 3K2
            (Address of Principal Executive Offices)

                         (905) 330-1189
        (Issuer's Telephone Number, Including Area Code)

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

Common, $.001 par value per share: 32,160,000 outstanding as of July 31, 2006
  (which gives effect to a 3 for 1 forward stock split effected
                         July 26, 2006)

                      BROWNSVILLE COMPANY

                        TABLE OF CONTENTS

                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                               3
Item 2.  Management's Discussion and Analysis or Plan
         of Operation.                                      12
Item 3.  Controls and Procedures.                           14

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                 15
Item 2.  Unregistered Sales of Equity Securities  and
         Use of Proceeds.                                   15
Item 3.  Default   upon   Senior   Securities.              15
Item 4.  Submission of Matters to a Vote of Security
         Holders.                                           15
Item 5.  Other Information.                                 15
Item 6.  Exhibits.                                          15

SIGNATURES                                                  15

PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements.


                 Index to Financial Statements
                  Period Ended June 30, 2006


                                                  Page

     Balance Sheets                                 4

     Statements of Operations                       5

     Statements of Cash Flows                       6

     Notes to Financial Statements                  7

BROWNSVILLE COMPANY
(A Development Stage Company)
Balance Sheets
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

===================================================================================================================
                                                                                                      September 30,
                                                                                        June 30,          2005
                                                                                          2006          (Audited)
                                                                                       -----------    -------------
                                                                                            $               $
                                     ASSETS
Current Assets
    Cash (Note 2(e))                                                                         3,039            8,445
    Accounts receivable (net of allowance: 2006 - $3,395, 2005 -$ 0 )                       10,544            1,636
    Inventory                                                                                7,245            8,000
-------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                                  20,828           18,081
-------------------------------------------------------------------------------------------------------------------
Fixed Assets (Note 2(g))
    Equpment, at cost                                                                       20,000           20,000
    Less:  accumulated depreciation                                                         (5,500)          (4,000)
-------------------------------------------------------------------------------------------------------------------
                                                                                            14,500           16,000
-------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                35,328           34,081
===================================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued                                                            13,670           11,696
    Loans from related party (Note 6)                                                       18,000            9,000
-------------------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                             31,670           20,696
-------------------------------------------------------------------------------------------------------------------
Stockholders' Equity
    Capital Stock
      Authorized:
         75,000,000 common shares at $0.001 par value
      Issued and fully paid
         10,720,000 common share at par value                                               10,720           10,720
         Additional paid in capital                                                         21,780           21,780
         Obligation to issue 250,000 common shares for assets acquired (Notes 7,8)          25,000           25,000
    Deficit, accumulated during the exploration stage                                      (53,842)         (44,115)
-------------------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                             3,658           13,385
-------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  35,328           34,081
===================================================================================================================

    The Accompanying Notes are an Integral Part of These Financial Statements

BROWNSVILLE COMPANY
(A Development Stage Company)
Statements of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

=============================================================================================================

                                                         Three Months                    Nine Months
                                                            Ended                           Ended
                                                           June 30,                        June 30,
                                                 ----------------------------    ----------------------------
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
                                                       $               $               $               $
Sales                                                  20,149          17,973          49,730          47,185
-------------------------------------------------------------------------------------------------------------
Cost of Goods Sold
       Beginning inventory                              6,235           6,325           8,000           5,000
       Purchase                                        12,652          14,767          29,718          32,223
       Ending inventory                                 7,245           7,500           7,245           7,500
-------------------------------------------------------------------------------------------------------------
                                                       11,642          13,592          30,473          29,723
-------------------------------------------------------------------------------------------------------------

Gross Profit                                            8,507           4,381          19,257          17,462
Selling expenses                                        1,511              --           3,730           2,102
Lease expenses                                          1,612           1,438           3,979           3,775
-------------------------------------------------------------------------------------------------------------
                                                        5,384           2,943          11,548          11,585
-------------------------------------------------------------------------------------------------------------

General and Administration Expenses
       Administrative expenses                             --              --              --              14
       Audit fees                                       2,000           3,000           2,000           5,815
       Bank charges and interest                           81              22             252             123
       Professional fees                                   25           4,440           1,652          19,440
       Management fees                                                     --           6,872
       Rent                                             3,000           3,000           9,000          12,000
       Depreciation expense                               500             500           1,500           1,500
-------------------------------------------------------------------------------------------------------------
                                                        5,606          10,962          21,276          38,892
-------------------------------------------------------------------------------------------------------------

Net Profit (Loss) for the Period                         (222)         (8,019)         (9,728)        (27,307)

Opening Deficit at the beginning of the period         53,620          27,892          44,115           8,604
-------------------------------------------------------------------------------------------------------------

Closing Deficit at the end of the period               53,842           35911          53,842          35,911
=============================================================================================================


Net Profit (Loss) Per Common Share
       Basic and diluted                             -0.00002        -0.00075        -0.00091        -0.00255
=============================================================================================================

Weighted Average Number of Shares Outstanding
                                                 ------------------------------------------------------------
       Basic and diluted                           10,720,000      10,720,000      10,720,000      10,720,000
=============================================================================================================

    The Accompanying Notes are an Integral Part of These Financial Statements

BROWNSVILLE COMPANY
(A Development Stage Company)
Statements of Cash Flows
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)

===================================================================================================================

                                                                     Three Months                Nine Months
                                                                        Ended                       Ended
                                                                       June 30                     June 30,
                                                               ------------------------    ------------------------
                                                                  2006          2005          2006          2005
                                                               ----------    ----------    ----------    ----------
                                                                   $             $             $              $
Cash Provided by (Used for)
Operating Activities
      Net Profit (Loss) for the period                               (222)       (8,019)       (9,728)      (27,307)
      Items not requiring use of cash
           Depreciation expense                                       500           500         1,500         1,500
      Changes in non-cash working capital items
           Accounts receivable                                     (4,373)        4,995        (8,908)       (2,322)
           Inventory                                               (1,010)       (1,175)          755        (2,500)
           Accounts payable and accrued                            (2,955)        6,000         1,975         6,975
-------------------------------------------------------------------------------------------------------------------
Cash used for operating activities                                 (8,060)        2,301       (14,406)      (23,654)
-------------------------------------------------------------------------------------------------------------------


Financing Activities
      Capital stock subscribed                                         --            --            --         7,000
      Loans from related parties                                    9,000            --         9,000         9,000
-------------------------------------------------------------------------------------------------------------------
Cash provided by financing activities                               9,000            --         9,000        16,000
-------------------------------------------------------------------------------------------------------------------

Cash increase (decrease)
      during the period                                               940         2,301        (5,406)       (7,654)
Cash, Beginning of Period                                           2,099         3,250         8,445        13,205
-------------------------------------------------------------------------------------------------------------------

Cash,  End of Period                                                3,039         5,551         3,039         5,551
===================================================================================================================

           Supplementary Disclosure of Non-cash Transactions
                         Shares issued for inventory                                       $    5,000
                         Shares issued for fixed assets                                    $   20,000

    The Accompanying Notes are an Integral Part of These Financial Statements

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
________________________________________________________________________________

Note 1.BUSINESS OPERATIONS

       Brownsville Company ("the Company") was incorporated in the state of Nevada on September 4, 2003. The Company's primary operation began in May 2004. Currently, the Company operates a boat launch and convenience store. In July 2006, the Company entered into a letter of intent to acquire an uranium mining property in Tanzania. The Company intends to change its primary operation from operating a boat launch to mining exploration.

       Going Concern
       These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $53,842 to June 30, 2006 and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.

Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       (a)General and Administration Costs

          General and administration costs are written off to operations when incurred.

       (b)Account Receivable

          Trade accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectibles of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company's customers were to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management's assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has used reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
________________________________________________________________________________

Note 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

       (c) Basis of Presentation

           These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

       (d) Net Loss Per Share

           Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

          Computation of basic and diluted weighted average of shares outstanding for the period ended June 30, 2006 is as follows:

          Basic and diluted weighted average shares            10,720,000
          ----------------------------------------------------------------
          Net Profit (Loss) per share - Basic and diluted            ($0)
          ----------------------------------------------------------------

        (e)Cash

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

      -------------------------------------------------------------------------
      |June 30, 2006|Cost   |Accumulated Amortization|Net Book Figure         |
                     $       $                         $
      -------------------------------------------------------------------------
      |Equipment    | 20,000|(5,500)                 | 14,500                 |
      -------------------------------------------------------------------------

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
________________________________________________________________________________


Note 2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

       (g)  Property, Plant and Equipment (cont'd)

          ---------------------------------------------------------------------
          |September 30, 2005|Cost   |Accumulated Amortization|Net Book Figure|
                              $        $                       $
          ---------------------------------------------------------------------
          |Equipment         |20,000 | (4,000)                |16,000         |
          ---------------------------------------------------------------------


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

           Gains or losses on translations of currency from the recording currency are recognized in current net income.

           Gains or losses from foreign currency transactions are recognized in current net income.

           Fixed assets are measured at historical exchange rates that existed at the time of the transaction.

           Depreciation is measured at historical exchange rates that existed at the time the underlying related asset was acquired.

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
________________________________________________________________________________

Note 3.INCOME TAXES

       The Company has losses that total $53,842 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

       The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at June 30, 2006 is a result of the following:

                                                                      $
       Deferred tax assets                                         18,231
       Valuation allowance                                        (18,231)
                                                                 ----------
       Net deferred tax assets                                        0
                                                                 ==========

        A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarter ended June 30, 2006 is as follows:

                                                                     2006
                                                                 ----------
        Statutory federal income tax rate                            -34.0%
        Valuation allowance                                           34.0%
                                                                 ----------
        Effective income tax rate                                      0.0%
                                                                 ==========
Note 4   FINANCIAL INSTRUMENTS

       The Company's financial instruments consist of cash, accounts receivable, inventory, and accounts payable and accrued. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 5 RELATED PARTY TRANSACTIONS

       A director, shareholders had loaned $18,000 to the Company during the period ended June 30, 2005, which is unsecured, non interest bearing, with no specific terms of repayment.

BROWNSVILLE COMPANY
(A NEVADA CORPORATION)
NOTES TO FINANCIAL STATEMENTS
JUNE 30, 2006
(EXPRESSED IN U.S. DOLLARS)
(UNAUDITED - PREPARED BY MANAGEMENT)
________________________________________________________________________________

Note 6 FRASER RIVER METALS DEPOT INC.

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
                                               $
                            Equipment        20,000
                            Inventory         5,000
                            --------------------------
                            Total Assets     25,000
                            --------------------------


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

                                                   Nine Months
                                                      Ended
                                                    June 30
                                                      2006
                                                       $
                                                 -------------
                             Lease expenses          3,979
                             --------------------------------


Note 7 SUBSEQUENT EVENT

       The Company will issue 250,000 shares of restricted common stock in its capital at a deemed price of $0.10 per share for acquiring the Assets from Fraser River Metals Depot Inc as outlined in Note 6, above.

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

Results of Operations

Revenues

      Revenues for the three months ended June 30, 2006 were $20,149, compared to $17,973 for the three months ended June 30, 2005. For the nine months ended June 30, 2006, revenues were $49,730 compared to $47,185 for the nine months ended June 30, 2005. The small increase in revenues can be attributed to a small increase in customer traffic which we experienced at the marina and convenience store.

Gross Profit

      Gross profit, defined as sales less cost of sales, was $8,507 and $19,257 for the three and nine months ended June 30, 2006, compared to $4,381 and $17,462 for the three and nine months ended June 30, 2005. Such changes from period to period are primarily attributable to changes in inventory.

General and Administrative Expenses

      General and administrative expenses were $5,606 and $21,276 for the three and nine months ended June 30, 2006, compared to $10,962 and $38,892 for the three and nine months ended June 30, 2005. The decrease in general and administrative expenses for the three and nine months ended June 30, 2006 is primarily due to reduced audit fees and professional fees.

Net Loss

      For the three and nine months ended June 30, 2006, we had a net loss of $222 and $9,728 as compared to a net loss of $8,019 and $27,307 for the three and nine months ended June 30, 2005. Such changes in net loss are primarily due to the changes in general and administrative expenses.

Liquidity and Capital Resources

      On June 30, 2006, we had a working capital deficit of $10,842, a debt to equity ratio of 8.7 to 1 and stockholders' equity of $3,658. On June 30, 2006, we had $3,039 in cash, total assets of $35,328 and total liabilities of $31,670.

     Cash used for operating activities for the nine months ended June 30, 2006 was $14,406 compared to $23,654 for the nine months ended June 30, 2005, which change was primarily due to a reduced net loss for the nine months ended June 30, 2006 as well as an increase in accounts receivable for the nine months ended June 30, 2006 together with a decrease in accounts payable for the nine months ended June 30, 2006. Cash provided by financing activities was $9,000 for the nine months ended June 30, 2006 compared to $16,000 for the nine months ended June 30, 2005. During the nine months ended June 30, 2006 we received a $9,000 loan from a related party compared to the nine months ended June 30, 2005 in which we received a $9,000 loan from a related party as well as a stock subscription of $7,000.

      We have incurred losses since inception of $53,842 through June 30, 2006 and we might not have sufficient working capital for the next twelve months. These factors create doubt as to our ability to continue as a going concern. We are in the process of identifying sources for additional financing and/or other business opportunities. See "Other Information" below for information on our recent change of control and "Recent Developments" below for information on the letter of intent entered into in July 2006. No assurance can be given that we will be successful in our efforts.

Other Information

     Pursuant to a Stock Purchase Agreement dated as of April 21, 2006 by and among Xuxin Shao, Shao Hui Chen, the Company and Adam Cegielski (who up until that time had not been affiliated with the Company), Mr. Shao and Mr. Chen sold on such date an aggregate of 15,000,000 shares of common stock of the Company to Mr. Cegielski for the aggregate purchase price of $20,000. At the time thereof, Mr. Shao was our President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer. Additionally, Mr. Shao and Mr. Chen were our only two directors. As a result of the completion of the transaction on April 21,
2006, Mr. Cegielski presently owns 15,000,000 shares of the common stock of the Company which represents approximately 46.64% of the Company's outstanding shares of common stock. All of the foregoing share information gives effect to the 3 for 1 forward stock split effected on July 26, 2006.

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

Recent Developments

     Letter of Intent

      On July 7, 2006, we entered into a Letter of Intent (the "Letter of Intent") with Trimark Explorations, Ltd. ("Trimark"), on behalf of its wholly-owned Tanzania subsidiary Gambaro
Resources, to earn up to a 100% interest in the Tanzanian Uranium-AU property located in Njombe and Aongea Districts, Tanzania (the "Property"). Under the terms of the Letter of Intent, Trimark shall grant us the right to earn a 100% interest in the Property, by paying Trimark, an aggregate of $100,000.00 over a 3 year period. $25,000.00 will be paid within 45 days of signing a definitive agreement, $35,000.00 will be paid on the first anniversary of the signing of the definitive agreement and $40,000.00 will be paid on the second anniversary of the signing of the definitive agreement. We must also spend $1,000,000.00 in cumulative exploration expenditures over a 3 year period. We must spend $100,000.00 in cumulative exploration expenditures within the first 12 months after signing the definitive agreement, $500,000.00 in cumulative exploration expenditures within 24 months of signing the definitive agreement and $1,000,000.00 in cumulative exploration expenditures within 36 months of signing the definitive agreement. At the 36th month if we have not spent $1,000,000.00 in cumulative exploration expenditures on the Property it may still earn its 100% interest in the Property by issuing Trimark restricted shares in the Company representing the balance of funds to be spent on exploration. Once we have earned its 100% interest in the Property, Trimark shall be entitled to a 2% net smelter royalty which shall be reduced to 1% at the sole option of the Company upon our making a payment to Trimark of $1,000,000.00.

      All payments and expenditure commitments are and will be optional under the letter of intent and the definitive agreement. No assurance can be given that a definitive agreement will be signed or that we will be able to raise the necessary financing to make the payments and expenditures contemplated by the Letter of Intent.

     Stock Split

      On July 11, 2006, our Board of Directors declared a 3 for 1 forward stock split to our stockholders of record as of July  26,
2006.   As  a  result  of the forward stock split,  we  now  have
32,160,000 shares of common stock issued and outstanding.

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


                                   BROWNSVILLE COMPANY
                                   (Registrant)



Dated: August 11, 2006         By:/s/ Adam Cegielski
                                  Adam Cegielski,
                                  President  and Chief Executive
                                  Officer (Principal Executive Officer)



Dated: August 11, 2006         By:/s/ Adam Cegielski
                                  Adam Cegielski,
                                  Principal Accounting Officer
                                  (Principal Financial Officer)