Form 10KSB
period 2006-09-30
Brownsville CO
filed 2007-01-12
CIK 1316854

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC  20549

                           FORM 10-KSB

       [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended SEPTEMBER 30, 2006

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                Commission file number 000-51700

                       BROWNSVILLE COMPANY
         (Name of Small Business Issuer in Its Charter)

Nevada                                                        N/A
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or                                Identification
organization)                                             Number)

70 East Beaver Creek, Unit 30
Richmond Hill, Ontario, Canada                            L4B 3B2
(Address of principal                                  (Zip Code)
executive offices)

 Issuer's telephone number, including area code:  (905) 882-7044

 Securities registered under Section 12(b) of the Exchange Act:
                              None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock ($0.001 par value)

Check whether the Issuer is not required to file reports pursuant
to Section 13 or 15(d) of the Exchange Act.       [    ]

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                      Yes  [  X  ]     No  [     ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB. [   ]

Indicate by check mark whether the registrant is a shell  company
(as defined in Rule 12b-2 of the Exchange Act).
                       Yes [    ]      No  [  X  ]

State Issuer's revenues for its most    recent    fiscal    year:
                                   $71,635.

As of September 30, 2006, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (17,160,000 shares) was approximately $25,000,000 (based upon the average bid and asked prices of the common stock on September 29, 2006). The number of shares outstanding of the common stock ($0.001 par value) of the Issuer as of the close of business on September 30, 2006 was 32,160,000.

Documents Incorporated by Reference:  None

Transitional Small Business Disclosure Format:
                          Yes [    ]    No [  X  ]

                       BROWNSVILLE COMPANY

                        TABLE OF CONTENTS



                             PART I
                                                               Page

Item 1.        Description of Business                          3

Item 2.        Description of Property                          9

Item 3.        Legal Proceedings                                9

Item 4.        Submission of Matters to a Vote of Security
               Holders                                          9

                             PART II

Item 5.        Market for Common Equity, Related Stockholder
               Matters and Small Business Issuer Purchases
               of Equity Securities                             9

Item 6.        Management's Discussion and Analysis or Plan of
               Operation                                        10

Item 7.        Financial Statements                             13

Item 8.        Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure              13

Item 8A.       Controls and Procedures                          13

Item 8B.       Other Information                                13


                            PART III

Item 9.        Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                              14

Item 10.       Executive Compensation                           15

Item 11.       Security Ownership of Certain Beneficial Owners
               and Management and Related Stockholder Matters   16

Item 12.       Certain Relationships and Related Transactions   16

Item 13.       Exhibits                                         16

Item 14.       Principal Accountant Fees and Services           17

               Signatures                                       18

                   Forward-Looking Statements

     This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company's management as well as information currently available to the management. When used in this document, the words "anticipate", "believe", "estimate", and "expect" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected. Certain of these risks and uncertainties are discussed in this report under the caption "Uncertainties and Risk Factors" in Part I, Item 1 "Description of Business". The Company does not intend to update these forward-looking statements.

                             PART I

Item 1.        Description of Business.

Introduction

     Business History

     Brownsville Company, a Nevada corporation (referred to herein as the "Company", "Brownsville", "we", "us" and "our") was incorporated on September 4, 2003 in order to operate a boat
launch, parking lot, marina and convenience store.   We operated
such business until November 16, 2006 on which date it was sold to Fraser River Metals Depot Inc. See "Sale of Marina and Convenience Store Business to Fraser River" below.

     Subsequent to the fiscal year ended September 30, 2006, and in October 2006, we were granted the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania. The Gambaro Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium. See "The Gambaro Property" below.

     Stock Split

     On July 11, 2006, our Board of Directors declared a 3 for 1 forward stock split to our stockholders of record as of July 26, 2006. Pursuant thereto, we filed a Certificate of Change with the Secretary of State of Nevada effective as of July 26, 2006. As a result, as of July 26, 2006, our authorized common stock increased from 75,000,000 shares of common stock with a par value of $0.001 per share to 225,000,000 shares of common stock with a par value of $0.001 per share. Our issued and outstanding common stock increased from 10,720,000 shares to 32,160,000 shares of common stock.

     Stock Purchase Agreement

     Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated as of April 21, 2006 by and among Xuxin Shao, Shao Hui Chen, the Company and Adam R. Cegielski (who up until that time had not been affiliated with the Company), Mr. Shao and Mr. Chen (who were then the sole officers and directors of the Company) sold on such date an aggregate of 15,000,000 shares of common stock of the Company to Mr. Cegielski for the aggregate purchase price of $20,000. As a result of the completion of the transaction on April 21, 2006, Mr. Cegielski presently owns 15,000,000 shares of the common stock of the Company which represents approximately 46.6% of the Company's outstanding shares of common stock. All of the foregoing share information gives effect to the 3 for 1 forward stock split effected on July 26, 2006.

     In connection with the foregoing transaction, Mr. Shao resigned as President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer of the Company effective as of April 21, 2006, and, on such date, Mr. Cegielski was appointed as the Company's President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer. In addition thereto, on April 21, 2006, the Board of Directors, then consisting of Mr. Shao and Mr. Chen, agreed to increase the size of the Board to three members and appoint Mr. Cegielski as a director to fill the vacancy resulting therefrom with immediate effect.

The Marina and Convenience Store Business

     Pursuant to a lease entered into on March 31, 2004 with Frasier River Metals Depot, Inc., a British Columbia corporation, we leased a shoreline which contains a marina and convenience store. The lease was for a five year period with an annual rental of 8% of our gross receipts from the operation of the marina and the convenience store. We also were granted an option to renew the lease for an additional five year period if we so choose to do so.

     The marina is located on the Fraser River, approximately thirty miles south of Vancouver, British Columbia, near the municipal of Surrey. The marina is approximately five miles from Trans-Canada (Hwy.1) and is accessible by a paved road of approximately five miles.

     At the marina location, the Fraser River is approximately one-half miles wide. The marina occupies approximately one acre of water space and contains docks to accommodate approximately twenty boats. The marina also contains storage facilities for approximately twenty boats. The storage facility and the docks are not covered. The marina includes parking, a boat ramp, a ticketing area, restrooms, and a convenience store.

     The convenience store is located approximately one hundred yards from the marina on the marina property on a tract of land containing approximately two acres. The building is one story high and has five hundred square feet of space. Adjacent to the convenience store is parking for approximately fifty automobiles. We employed two persons on a full-time basis at the convenience store.

     We sold a variety of products in the convenience store consisting of cigarettes, non-perishable food items, some dairy products and other living and health supplies. The products are sold primarily to marina users, however, some products are sold to walk-in customers of the community and customers of an RV park located adjacent to the convenience store.

     Our products were purchased primarily from Costco, Real
Canadian Wholesales, Superstore, Sysco, and Neptune Foods -
Food/Kitchen Supplies. We would pick our products up from our suppliers and transport them to the convenience store.

     Revenues from our convenience store operations were derived from the sale of consumer goods and marina goods to the public, marina boat launch fees and parking fees. We would attract customers from the Vancouver lower mainland and outer suburbs of Surrey. Some of the customers are visitors/vacationers from other parts of Canada and the Northwest United States. We believe we were the only store in a three mile radius that sells cigarettes, non-perishable food items, some dairy products and other living and health supplies. We would compete with other retail food stores and restaurants as well as other marinas in the area.

     The business is required to maintain and cigarette resales licenses issued by the Province of British Columbia which licenses are paid annually. The facilities are subject regulation by provincial health, sanitation, safety, and fire
agencies and are subject to environmental regulations.   We
believe that while we operated such business, we were in compliance with all regulations that affected the business.

     As mentioned above and as described below under "Sale of Marina and Convenience Store Business to Fraser River", we sold and transferred the foregoing business on November 16, 2006.

The Gambaro Property

     On October 13, 2006, we entered into an Option Agreement (the "Option Agreement") with Trimark Explorations Ltd. and its wholly-owned subsidiary, Gambaro Resources Limited (together referred to herein as "Trimark"), whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania (the "Gambaro Property"). The Gambaro Property consists of approximately 170 square kilometers in the southwestern part of Tanzania which is located on the East Coast of Africa. The Gambaro Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium.
Under the terms of the Option Agreement, Trimark has granted us the sole and exclusive option to acquire up to a 100% undivided interest in and to the Gambaro Property, by making the following cash payments totaling $100,000 over a three year period: (i) $25,000 within 45 days of signing the Option Agreement (which has been extended up to an additional 30 days or 5 days after the issuance of an exploration and prospecting license, whichever occurs first); (ii) an additional $35,000 within two years of signing of the Option Agreement; and (iii) an additional $40,000 within three years of signing of the Option Agreement.

     Pursuant to the Option Agreement, we must also complete the following cumulative exploration expenditures on the Property totaling $1,000,000 over a 36 month period: (i) $100,000 in cumulative exploration expenditure within the first 12 months after signing the Option Agreement; (ii) $500,000 in cumulative exploration expenditures within 24 months of signing of the Option Agreement; and (iii) $1,000,000 in cumulative exploration expenditures within 36 months of signing of the Option Agreement. If 36 months after the date of the Option Agreement, we have not completed exploration expenses of $1,000,000, we may still earn our 100% interest in the Gambaro Property if we issue in favor of Trimark payments totaling up to 1,000,000 of our shares of common stock or cash of up to $1,000,000 at our sole option less the cumulative exploration expenditures already paid and/or met on the Gambaro Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period, provided, however, that the shares shall not be valued at less then $1.00 per share. In the event such shares are valued at less then $1.00, we may still execute this buyout using cash.

     The Option Agreement further provides that we will act as operator during the earn-in phase of the Option Agreement and will be entitled to charge a management fee of 15% on all property exploration expenditures and related head office overhead paid solely out of cumulative exploration expenditures provided by us and from revenues from the operation of the Gambaro Property pursuant to the terms of the Option Agreement. Once we have earned our 100% interest in the Gambaro Property, Trimark shall be entitled to a 2% net smelter royalty which shall be reduced to 1% at our sole option upon payment to Trimark of $1,000,000. The Option Agreement provides that a management committee consisting of two representatives of each company shall be formed pursuant to which we shall be responsible for the proposal of exploration programs to the management committee and for funding in full any and all exploration programs approved by the management committee in advance of the commencement of exploration.

     We may terminate the Option Agreement at any time by giving written notice to Trimark of the termination of the Option Agreement and such termination shall be effective on the 15th day after such notice is sent to Trimark. In addition, if we fail to make any payment under the Option Agreement or fails to do anything on or before the last day provided for such payment or performance under the Option Agreement (in each or either case referred to as a "default"), Trimark may terminate the Option Agreement but only if: (i) Trimark has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance. Should we fail to comply with the foregoing, Trimark may thereafter terminate the Option Agreement by notice to us. Upon such termination, we forfeit any and all interest in the Gambaro Property and shall cease to be liable to Trimark.

Sale of Marina and Convenience Store Business to Fraser River

     Subsequent to the fiscal year ended September 30, 2006, and on November 16, 2006, we entered into an Asset Purchase Agreement (the "Fraser River Agreement") with Fraser River Metals Depot Inc., a private Canadian corporation ("Fraser River"), pursuant to which on the same date we sold and transferred to Fraser River all of our assets relating to Brownsville's boat launch, parking lot, marina and convenience store located in Maple Ridge, British Columbia, Canada (the "Transferred Business"). The Fraser River Agreement provided that the purchase price for the Transferred Business was the sum of US$ 2.00 and other valuable consideration, including the termination and cancellation of Brownsville's obligation (the "Obligation") to issue to Fraser River 250,000 shares of Common stock of Brownsville which were to be issued to Fraser River pursuant to that certain Asset Purchase Agreement dated March 31, 2004 which Obligation is terminated, cancelled and of no further force and effect.

     Pursuant to the Fraser River Agreement, the following assets were sold and transferred to Fraser River: (i) the lease agreement, dated March 31, 2004, between Fraser River, as landlord, and Brownsville, as tenant (the "Fraser River Lease");
(ii) all inventory, furniture, fixtures, equipment, machinery and other tangible personal property at 23227 Dogwood Avenue, Maple Ridge, British Columbia, Canada; (iii) all books of account, general, financial, tax and personnel records, invoices, supplier lists, correspondence and other documents, records and files and all computer software and programs and any rights thereto relating to the Transferred Business; and (iv) all rights under all contracts, subcontracts, licenses, sublicenses, agreements, leases, purchase orders, customer orders, commitments and similar binding arrangements of Brownsville relating to the Transferred Business. In addition, Fraser River agreed to assume and shall pay, perform and discharge all liabilities of Brownsville arising out of or relating to the Transferred Business, including all pre-existing contracts, agreements and purchase orders and loan agreements entered into by us prior to the date of the Fraser River Agreement.

     There is no material relationship between the Company or its affiliates and Fraser River other than in respect of the Fraser
River Agreement and the Fraser River Lease (which was transferred to Fraser River pursuant to the Fraser River Agreement).

     Our Board of Directors determined that it was in the best interests of Brownsville to discontinue and sell the Transferred Business due to continual losses the business has suffered since its inception and due to the recent change in direction taken by us resulting from the Option Agreement described above and entered into on October 13, 2006 with Trimark, whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Property.

Competition

     We expect to face significant competition in our new business of exploration and mining, a business in which we will compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we will compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may
finance additional exploration and development.   This
competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

Patents and Trademarks

     We do not own, either legally or beneficially, any patent or trademark.

Employees

     As of the date hereof, and other than the services provided by our sole officer, we do not have any full or part time employees and have no plans for retaining employees until such time as our business warrants the expense.

Uncertainties and Risk Factors

     In addition to other information and financial data set forth elsewhere in this report, the following risk factors should be considered carefully in evaluating the Company.

     LACK OF SUCCESSFUL OPERATING HISTORY; NEW BUSINESS. We commenced business in September 2003 in order to operate a boat launch, parking lot, marina and convenience store. Subsequent to the end of the 2006 fiscal year, and in November 2006, we sold this business. Such business had suffered continual losses since
its inception.   In October 2006, we were granted the sole
exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania. As a result of this change of direction, our business focus is now exploration and mining, a business in which we have no operating history. Due to this lack of operating history, the Company and our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. There is nothing at this time upon which to base an assumption that our exploration and mining prospects will prove successful, and there is no assurance that we will be able to operate profitably.

     NEED FOR ADDITIONAL FINANCING. Since inception, we have suffered losses in our operations, and at September 30, 2006, we had a working capital deficiency of $14,314. Our continued operations are dependent upon our ability to obtain additional financing and achieve success in our new business venture. No assurance can be given, however, that we will be able to obtain additional financing or that our new business venture will be successful.

     DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. We have incurred losses since inception of $59,814 through September 30, 2006. The Company's independent auditor's report, dated December 22, 2006, for the year ended September 30, 2006, states that conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations.

     THE EXPLORATION AND MINING INDUSTRY IS HIGHLY COMPETITIVE. We expect to face significant competition in our new business of exploration and mining, a business in which we will compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we will compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may
finance additional exploration and development.   This
competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

     WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED. We rely heavily on our sole officer and director, Adam
R. Cegielski, for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Cegielski, although we anticipate entering into a consulting agreement with Mr. Cegielski in the future. Moving forward, should we lose the services of Mr. Cegielski, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities.

     WE MAY NOT BE ABLE TO MAKE THE REQUIRED PAYMENTS UNDER THE
OPTION AGREEMENT.   On October 13, 2006, we entered into an
Option Agreement (the "Option Agreement") with Trimark Explorations Ltd. and its wholly-owned subsidiary, Gambaro Resources Limited, whereby we were granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania.
Pursuant to the Option Agreement, we must make certain cash payments and we must complete certain exploration expenditures. If we are unable to make these payments or complete such required exploration expenditures, we could lose our interests in the Gambaro Resources Property.

     OUR PLANNED MINERAL EXPLORATION EFFORTS ARE HIGHLY SPECULATIVE. Mineral exploration is highly speculative. It involves many risks and is often nonproductive. Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons. Additionally, we may be required to make substantial capital expenditures and to construct mining and processing facilities. As a result of these costs and uncertainties, we may be unable to start, or if started, to finish our exploration activities.

     MINING OPERATIONS IN GENERAL INVOLVE A HIGH DEGREE OF RISK, WHICH WE MAY BE UNABLE, OR MAY NOT CHOOSE TO INSURE AGAINST, MAKING EXPLORATION AND/OR DEVELOPMENT ACTIVITIES WE MAY PURSUE SUBJECT TO POTENTIAL LEGAL LIABILITY FOR CERTAIN
CLAIMS.   Our operations are subject to all of the hazards and
risks normally encountered in the exploration, development and production of minerals. These include unusual and unexpected geological formations, rock falls, flooding and other conditions involved in the drilling and removal of material, any of which could result in damage to, or destruction of, mines and other producing facilities, damage to life or property, environmental damage and possible legal liability. Although we plan to take adequate precautions to minimize these risks, and risks associated with equipment failure or failure of retaining dams which may result in environmental pollution, there can be no assurance that even with our precautions, damage or loss will not occur and that we will not be subject to liability which will have a material adverse effect on our business, results of operation and financial condition.

     BECAUSE OF THE UNIQUE DIFFICULTIES AND UNCERTAINTIES INHERENT IN MINERAL EXPLORATION VENTURES, WE FACE A HIGH RISK OF BUSINESS FAILURE. Stockholders should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that we plan to undertake. These potential problems include, but are not limited to, unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates. Most exploration projects do not result in the discovery of commercially mineable deposits. Problems such as unusual or unexpected formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts.

     MARKET FOR COMMON STOCK; VOLATILITY OF THE STOCK PRICE. The Company cannot ensure that an active trading market will exist in the future. However, even if an active trading market for our common stock develops, the price at which the shares of common stock trade may be subject to significant volatility. The market for our common stock may be influenced by many factors, including the depth and liquidity of the market for our common stock, investor perceptions of the Company, and general economic and similar conditions.

     LISTING STATUS.   Although our common stock is listed on the
OTC Bulletin Board under the symbol "BVLL", there is currently no active trading in our common stock. The last reported trade was on September 29, 2006. Therefore, no assurances can be given that a liquid trading market will exist at any time any investor desires to dispose of any shares of our common stock.

     ABSENCE OF DIVIDENDS. We have never declared or paid any cash dividends on our common stock and we do not intend to pay cash dividends on our common stock in the foreseeable future.

     OUR COMMON STOCK IS A PENNY STOCK. Our Common stock is classified as a penny stock, which is listed on the OTCBB. As a result, in the event an active trading market develops, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common stock. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common stock, which could severely limit the market of our Common stock.

     LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES. Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, in the event a trading market develops, one may be unable to trade in our Common stock at optimum prices.

     THE OTCBB IS VULNERABLE TO MARKET FRAUD.   OTCBB securities
are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

     INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK
PRICE. OTCBB dealers' spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

     Except as required by the Federal Securities Law, we do not undertake any obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

Item 2.        Description of Property.

     We currently maintain our offices at 70 East Beaver Creek, Unit 30, Richmond Hill, Ontario, Canada L4B 3B2 within the offices of another company controlled by Adam R. Cegielski on a rent-free, month-to-month basis. It is expected that at a future date, the Company will share the cost of this office.

Item 3.        Legal Proceedings.

     There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.


Item 4.        Submission  of  Matters to  a  Vote  of  Security
               Holders.

     No matter was submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.



                             PART II

Item 5.        Market  for  Common  Equity, Related  Stockholder
               Matters and Small   Business  Issuer  Purchases
               of Equity Securities.

     The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "BVLL". Prior to July 26, 2006, it was listed under the symbol "BWVL". Our common stock has been
listed on the OTC Bulletin Board since January 2006.   There is
currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board. The following table sets forth the range of high and low bid prices per share of the common stock for each of the quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent
actual transactions.   The last reported trade in our common
stock was September 29, 2006.

Period                                         Bid Prices

Year ended September 30, 2006:               High      Low

Oct. 1, 2005 to Dec. 31, 2005                $0        $0
Jan. 1, 2006 to March 31, 2006               $0        $0
April 1, 2006 to June 30, 2006               $0        $0
July 1, 2006 to Sept. 30, 2006               $2.50     $0

     As of September 30, 2006, the approximate 30 stockholders of record of the Company's Common Stock.

     The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

     There are no outstanding options or warrants or convertible securities to purchase our common equity.

     The Company has never issued securities under and does not have any equity compensation plan.

Item 6.         Management's Discussion and Analysis or  Plan  of
                Operation.

     The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Overview

     Brownsville Company, a Nevada corporation (referred to herein as the "Company", "Brownsville", "we", "us" and "our") was incorporated on September 4, 2003 in order to operate a boat
launch, parking lot, marina and convenience store.   We operated
such business until November 16, 2006 on which date it was sold to Fraser River Metals Depot Inc. See "Sale of Marina and Convenience Store Business to Fraser River" below.

     Subsequent to the fiscal year ended September 30, 2006, and in October 2006, we were granted the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania. The Gambaro Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium. See "Recent Developments - The Gambaro Property" below.

Results of Operations

     Revenues

     Revenues for the year ended September 30, 2006 were $71,635, compared to $69,506 for the year ended September 30, 2005. The small increase in revenues can be attributed to a small increase in customer traffic which we experienced at the marina and convenience store.

     Gross Profit

     Gross profit, defined as sales less cost of sales, was $28,000 for the year ended September 30, 2006 compared to $28,393 for the year ended September 30, 2005. Such change from period to period is primarily attributable to changes in inventory.

     General and Administrative Expenses

     General and administrative expenses were $32,595 for the year ended September 30, 2006 compared to $54,567 for the year ended September 30, 2005. The decrease in general and administrative expenses for the year ended September 30, 2006 compared to the prior year is primarily due to reduced audit fees and professional fees.

     Net Loss

     For the year ended September 30, 2006, we had a net loss of $15,699 as compared to a net loss of $35,511 for the year ended
September 30, 2005. Such change in net loss is primarily due to the changes in general and administrative expenses.

Liquidity and Capital Resources

     On September 30, 2006, we had a working capital deficit of $14,314 and a stockholders' deficit of $2,314, compared to a working capital deficit of $2,615 and stockholders' equity of $13,385 on September 30, 2005. On September 30, 2006, we had $1,720 in cash, total assets of $36,856 and total liabilities of $39,170, compared to $8,445 in cash, total assets of $34,081 and total liabilities of $20,696 on September 30, 2005.

     Cash used for operating activities for the year ended September 30, 2006 was $15,724 compared to $20,760 for the year ended September 30, 2005, which change was primarily due to a reduced net loss for the year ended September 30, 2006 as well as an increase in accounts receivable for the year ended September 30, 2006 together with a decrease in accounts payable for the year ended September 30, 2006. Cash provided by financing activities was $9,000 for the year ended September 30, 2006 compared to $16,000 for the year ended September 20, 2005.
During the year ended September 30, 2006 we received a $9,000 loan from a related party compared to the year ended September
30, 2005 in which we received a $9,000 loan from a related party as well as a stock subscription of $7,000.

     We have incurred losses since inception of $59,814 through September 30, 2006. The Company's independent auditor's report, dated December 22, 2006, for the year ended September 30, 2006, states that conditions exist which raise substantial doubt about the Company's ability to continue as a going concern. See "Recent Developments" for information on our recent change of business direction.

Other Information

     Pursuant to a Stock Purchase Agreement dated as of April 21, 2006 by and among Xuxin Shao, Shao Hui Chen, the Company and Adam
R. Cegielski (who up until that time had not been affiliated with the Company), Mr. Shao and Mr. Chen sold on such date an aggregate of 15,000,000 shares of common stock of the Company to Mr. Cegielski for the aggregate purchase price of $20,000. At the time thereof, Mr. Shao was our President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer. Additionally, Mr. Shao and Mr. Chen were our only two directors. As a result of the completion of the transaction on April 21, 2006, Mr. Cegielski presently owns 15,000,000 shares of the common stock of the Company which represents approximately 46.6% of the Company's outstanding shares of common stock.

     In connection with the transaction described above, Mr. Shao resigned as our President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer effective as of April 21, 2006, and, on such date, the Mr. Cegielski was appointed as our President, Chief Executive Officer, Principal Accounting Officer, Secretary and Treasurer.

     In addition thereto, on April 21, 2006, the Board of Directors, then consisting of Mr. Shao and Mr. Chen, agreed to increase the size of the Board to three members and appoint Mr. Cegielski as a director to fill the vacancy resulting therefrom with immediate effect. On December 27, 2006, Xuxin Shao and Shao Hui Chen resigned as directors of the Company.

     On July 11, 2006, our Board of Directors declared a 3 for 1 forward stock split to our stockholders of record as of July 26, 2006. As a result of the forward stock split, we now have 32,160,000 shares of common stock issued and outstanding. All of the foregoing share information gives effect to the 3 for 1 forward stock split effected on July 26, 2006.

Recent Developments

     The Gambaro Property

     On October 13, 2006, we entered into an Option Agreement (the "Option Agreement") with Trimark Explorations Ltd. and its wholly-owned subsidiary, Gambaro Resources Limited (together referred to herein as "Trimark"), whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania (the "Gambaro Property"). The Gambaro Property consists of approximately 170 square kilometers in the southwestern part of Tanzania which is located on the East Coast of Africa. The Gambaro Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium.
Under the terms of the Option Agreement, Trimark has granted us the sole and exclusive option to acquire up to a 100% undivided interest in and to the Gambaro Property, by making the following cash payments totaling $100,000 over a three year period: (i) $25,000 within 45 days of signing the Option Agreement
(which has been extended up to an additional 30 days or 5 days after the issuance of an exploration and prospecting license, whichever occurs first); (ii) an additional $35,000 within two years of signing of the Option Agreement; and (iii) an additional $40,000 within three years of signing of the Option Agreement.

     Pursuant to the Option Agreement, we must also complete the following cumulative exploration expenditures on the Property totaling $1,000,000 over a 36 month period: (i) $100,000 in cumulative exploration expenditure within the first 12 months after signing the Option Agreement; (ii) $500,000 in cumulative exploration expenditures within 24 months of signing of the Option Agreement; and (iii) $1,000,000 in cumulative exploration expenditures within 36 months of signing of the Option Agreement. If 36 months after the date of the Option Agreement, we have not completed exploration expenses of $1,000,000, we may still earn our 100% interest in the

Gambaro Property if we issue in favor of Trimark payments totaling up to 1,000,000 of our shares of common stock or cash of up to $1,000,000 at our sole option less the cumulative exploration expenditures already paid and/or met on the Gambaro Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period, provided, however, that the shares shall not be valued at less then $1.00 per share. In the event such shares are valued at less then $1.00, we may still execute this buyout using cash.

     The Option Agreement further provides that we will act as operator during the earn-in phase of the Option Agreement and will be entitled to charge a management fee of 15% on all property exploration expenditures and related head office overhead paid solely out of cumulative exploration expenditures provided by us and from revenues from the operation of the Gambaro Property pursuant to the terms of the Option Agreement. Once we have earned our 100% interest in the Gambaro Property, Trimark shall be entitled to a 2% net smelter royalty which shall be reduced to 1% at our sole option upon payment to Trimark of $1,000,000. The Option Agreement provides that a management committee consisting of two representatives of each company shall be formed pursuant to which we shall be responsible for the proposal of exploration programs to the management committee and for funding in full any and all exploration programs approved by the management committee in advance of the commencement of exploration.

     We may terminate the Option Agreement at any time by giving written notice to Trimark of the termination of the Option Agreement and such termination shall be effective on the 15th day after such notice is sent to Trimark. In addition, if we fail to make any payment under the Option Agreement or fails to do anything on or before the last day provided for such payment or performance under the Option Agreement (in each or either case referred to as a "default"), Trimark may terminate the Option Agreement but only if: (i) Trimark has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance. Should we fail to comply with the foregoing, Trimark may thereafter terminate the Option Agreement by notice to us. Upon such termination, we forfeit any and all interest in the Gambaro Property and shall cease to be liable to Trimark.

     Sale of Marina and Convenience Store Business to Fraser
River

     Subsequent to the fiscal year ended September 30, 2006, and on November 16, 2006, we entered into an Asset Purchase Agreement (the "Fraser River Agreement") with Fraser River Metals Depot Inc., a private Canadian corporation ("Fraser River"), pursuant to which on the same date we sold and transferred to Fraser River all of our assets relating to Brownsville's boat launch, parking lot, marina and convenience store located in Maple Ridge, British Columbia, Canada (the "Transferred Business"). The Fraser River Agreement provided that the purchase price for the Transferred Business was the sum of US$ 2.00 and other valuable consideration, including the termination and cancellation of Brownsville's obligation (the "Obligation") to issue to Fraser River 250,000 shares of Common stock of Brownsville which were to be issued to Fraser River pursuant to that certain Asset Purchase Agreement dated March 31, 2004 which Obligation is terminated, cancelled and of no further force and effect.

     Pursuant to the Fraser River Agreement, the following assets were sold and transferred to Fraser River: (i) the lease agreement, dated March 31, 2004, between Fraser River, as landlord, and Brownsville, as tenant ; (ii) all inventory, furniture, fixtures, equipment, machinery and other tangible personal property at 23227 Dogwood Avenue, Maple Ridge, British Columbia, Canada; (iii) all books of account, general, financial, tax and personnel records, invoices, supplier lists, correspondence and other documents, records and files and all computer software and programs and any rights thereto relating to the Transferred Business; and (iv) all rights under all contracts, subcontracts, licenses, sublicenses, agreements, leases, purchase orders, customer orders, commitments and similar binding arrangements of Brownsville relating to the Transferred Business. In addition, Fraser River agreed to assume and shall pay, perform and discharge all liabilities of Brownsville arising out of or relating to the Transferred Business, including all pre-existing contracts, agreements and purchase orders and loan agreements entered into by us prior to the date of the Fraser River Agreement.

     Our Board of Directors determined that it was in the best interests of Brownsville to discontinue and sell the Transferred Business due to continual losses the business has suffered since its inception and due to the recent change in direction taken by us resulting from the Option Agreement described above and entered into on October 13, 2006 with Trimark, whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Property.

     No assurance can be given that we will be able to raise the necessary financing to make the payments and expenditures contemplated by the Option Agreement.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Significant Accounting Policies

     Our discussion and analysis of the Company's financial condition and results of operations are based upon our financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 2 to the financial statements included elsewhere herein. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

     Inventories - Our inventories are stated at the lower of cost or market.

     Plant, Property and Equipment - Our fixed assets are stated at cost less accumulated depreciation.

     Account receivable - Trade accounts receivable are stated at the amount we expect to collect. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.

     Foreign operations and currency translation - Our operating activities are in Canada in Canadian funds as the functional
currency and the reporting currency is in U.S. dollars.   The
weighted average exchange rate for the period is used to translate revenue, expenses and gains or losses from the functional currency to the reporting currency. Cumulative currency translation adjustments are reported as a separate component of stockholders' equity and not recognized in net income. However, there are no cumulative currency translation adjustments from the date of inception to the end of the period covered by this report.


Item 7.        Financial Statements.

     See the Financial Statements annexed to this report.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.


Item 8A.       Controls and Procedures.

     The Company's Chief Executive Officer and Principal Financial Officer has reviewed the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon this review, such officer has concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in this report. There have been no significant changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


Item 8B.       Other Information.

     Not applicable.

                            PART III

Item 9.        Directors,  Executive  Officers,  Promoters  and
               Control Persons; Compliance with Section 16(a) of the Exchange Act.

     Set forth below are our present directors and executive officers. Note that there are no other persons who have been nominated or chosen to become directors nor are there any other persons who have been chosen to become executive officers. There are no arrangements or understandings between any of the directors, officers and other persons pursuant to which such person was selected as a director or an officer. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers serve at the discretion of the Board of Directors.

                           Present Position            Has Served as
Name                 Age   and  Offices                Director Since

Adam R. Cegielski    31    President, Chief Executive      April 2006
                           Officer, Principal Accounting
                           Officer, Secretary and
                           Treasurer

     There are no other directors and executive officers of the Company. On December 27, 2006, Xuxin Shao and Shao Hui Chen resigned as directors of the Company. Each had been a director of the Company since September 2003. Prior to April 21, 2006, Mr. Shao was also an officer of the Company but resigned from such position as of that date. See Part I, Item 1, "Description of Business - Introduction".

     Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

     ADAM R. CEGIELSKI has been the Company's President, Chief Executive Officer, Principal Accounting Officer, Secretary, Treasurer and a director since April 2006. Since March 2001, he has been self employed as the owner/operator of Insight Consulting, which is a company owned by Mr. Cegielski which has provided management consulting services to IBI Corporation, a company specializing in mining. In addition, since March 2006, Mr. Cegielski has been Chief Executive Officer, President, Principal Accounting Officer, Treasurer, Secretary and director of Konigsberg Corp. Mr. Cegielski is a graduate of the University of Guelph in Ontario, Canada where he acquired his Bachelor of Science, Honours degree from the College of Physical and Engineering Science in Applied Biochemistry.

     To the knowledge of the Company, none of the officers or directors has been personally involved in any bankruptcy or insolvency proceedings. To the knowledge of the Company, none of the directors or officers have been convicted in any criminal proceedings (excluding traffic violations and other minor offenses) or are the subject of a criminal proceeding which is presently pending, nor have such persons been the subject of any order, judgment, or decree of any court of competent jurisdiction, permanently or temporarily enjoining them from acting as an investment advisor, underwriter, broker or dealer in securities, or as an affiliated person, director or insurance company, or from engaging in or continuing in any conduct or practice in connection with any such activity or in connection with the purchase or sale of any security, nor were any of such persons the subject of a federal or state authority barring or suspending, for more than 60 days, the right of such person to be engaged in any such activity, which order has not been reversed or suspended.

Audit Committee Financial Expert

     We do not have an audit committee financial expert, as such term is defined in Item 401(e) of Regulation S-B, serving on our audit committee because we have no audit committee and are not required to have an audit committee because we are not a listed security.

Compliance with Section 16(a) of the Exchange Act

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common stock of the

Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely on the Company's review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended September 30, 2006, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that each of Xuxin Shao and Shao Hui Chen (former officers and directors of the Company) file one report late relating to one transaction.

Code of Ethics

     The Board of Directors has adopted a Code of Ethics applicable to its senior financial officers, employees and principal executive officers, which is designed to serve as the basis for managing the Company's business, for meeting the Company's duties to its stockholders, and for maintaining compliance with financial reporting requirements. A copy of the Code of Ethics has been filed with will be provided to any person without charge upon written request to the Company at its executive offices, 70 East Beaver Creek, Unit 30, Richmond Hill, Ontario, Canada L4B 3B2.


Item 10.       Executive Compensation.

     The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended September 30, 2006, September 30, 2005 and September 30, 2004, of those persons who were, at September 30, 2006 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                   Summary Compensation Table

                    Annual
                    Compensation

Name and Principal    Fiscal
Position              Year         Salary        Bonus

Adam R. Cegielski(1)   2006        $0            $0
President, Chief
Executive Officer,
Secretary and Treasurer



                    Long-Term
                    Compensation

                                Restricted     Shares
Name and Principal    Fiscal    Stock          Underlying
Position              Year      Awards         Options

Adam R. Cegielski(1)   2006         0             0
President, Chief
Executive Officer,
Secretary and Treasurer


_______________________

(1) Mr. Cegielski has served in these positions since April 21, 2006 and is the Company's sole officer at the present time.

     It is anticipated that in the future we will enter into a consulting agreement with Mr. Cegielski pursuant to which he will receive cash compensation but nothing has been formalized to date.

     None of the former executive officers of the Company received any compensation for the fiscal years ended September
30, 2006, 2005 or 2004.

Compensation of Directors

     At the present time, directors receive no cash compensation for serving on the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth, as of September 30, 2006, certain information with regard to the record and beneficial ownership of the Company's Common stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

                            Amount and Nature        Percent
Name of Beneficial Owner    of Beneficial Ownership  of Class

Adam R. Cegielski(1)               15,000,000          46.6%

All Executive Officers and
Directors as a Group (1 person)    15,000,000          46.6%
_________________________

(1)  The  address for Mr. Cegielski is 70 East Beaver Creek, Unit
     30, Richmond Hill, Ontario, Canada L4B 3B2.


Item 12.       Certain Relationships and Related Transactions.

     Xuxin Shao, a former officer and director of the Company, loaned the Company $9,000 in each of the last two fiscal years, which loans are unsecured, non-interest bearing and with no specific terms of repayment.

Item 13.       Exhibits.

                                                   Incorporated by
Exhibit No.     Name of Exhibit                    Reference to

3.1   Brownsville   Company's articles
      of incorporation                              Exhibit 3.1 (1)
3.2   Brownsville  Company's  Amended  and
      Restated  Bylaws                              Exhibit 3.1 (2)
3.3   Certificate of Change filed with the
      Secretary of State of  Nevada on  July 13,
      2006 and effective on July 26, 2006           Exhibit 99.1 (3)
10.1  Asset   Purchase  Agreement  dated
      March  31,   2004                             Exhibit 10.1 (1)
10.2  Lease    Agreement dated March 31, 2004       Exhibit 10.2 (1)
10.3  Stock Purchase Agreement dated as of
      April 21, 2006 by and among Xuxin Shao,
      Shao Hui Chen, Brownsville
      Company  and Adam Cegielski                   Exhibit 10.1 (4)
10.4  Option Agreement between Trimark Explorations
      Ltd. and Gambaro Resources Limited, and
      Brownsville Company                           Exhibit 10.1 (5)
10.5  Asset Purchase Agreement by and between
      Brownsville Company and Fraser River
      Metals Depot Inc. dated November  16, 2006    Exhibit  10.1(6)
31.1  Certification of Chief Executive Officer
      pursuant to Section 302 of the Sarbanes-Oxley
      Act of 2002 (Rules  13a-14  and  15d-14
      of  the  Exchange   Act)                            *
31.2  Certification of Principal Financial Officer
      pursuant to Section  302  of  the
      Sarbanes-Oxley  Act  of   2002
      (Rules 13a-14 and 15d-14 of the Exchange Act)       *
32.1  Certification pursuant to Section 906 of the
      Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)         *
_______________________________

*    Filed herewith.

(1) Filed as an exhibit to the Company's Registration Statement on Form SB-2, filed on February 11, 2005, and incorporated by reference herein.

(2)  Filed as an exhibit to the Company's Current Report on Form
     8-K filed on January 3, 2007, and incorporated by reference herein.

(3)  Filed as an exhibit to the Company's Current Report on Form
     8-K filed on July 26, 2006, and incorporated by reference herein.

(4)  Filed as an exhibit to the Company's Current Report on Form
     8-K filed on April 27, 2006, and incorporated by reference herein.

(5)  Filed as an exhibit to the Company's Current Report on Form
     8-K filed on October 16, 2006, and incorporated by reference herein.

(6)  Filed as an exhibit to the Company's Current Report on Form
     8-K filed on November 17, 2006, and incorporated by reference herein.


Item 14.       Principal Accountant Fees and Services.

     The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2006 and September 30, 2005:

     Fee Category               2006 Fees           2005 Fees

     Audit Fees                 $17,181             $10,060
     Audit Related Fees         $0                  $0
     Tax Fees                   $0                  $0
     All Other Fees             $0                  $0

     Total Fees                 $17,181             $10,060

     Audit Fees.  Consists of fees billed for professional
services rendered for the audit  of  our   financial   statements
and review of interim consolidated financial statements included in quarterly reports and services that are normally provided by the principal accountants in connection with statutory and regulatory filings or engagements.

     Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under "Audit Fees".

     Tax Fees. Consists of fees billed for professional services for tax compliance, tax advice and tax planning. These services include preparation of federal and state income tax returns.

     All Other Fees. Consists of fees for product and services other than the services reported above.

     Pre-Approval Policies and Procedures

     Prior to engaging its accountants to perform a particular service, the Company's Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

                           SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   BROWNSVILLE COMPANY
                                   (Registrant)



                                   By: /s/ Adam R. Cegielski
                                       Adam R. Cegielski,
                                       President and Chief Executive
                                       Officer


                              Dated:    January 12, 2007


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                Title                         Date


/s/ Adam R. Cegielski    President, Chief Executive    January 12, 2007
Adam R. Cegielski        Officer, and Principal
                         Accounting  Officer
                         (Principal Executive Officer
                         and Principal Financial Officer)

                                    Brownsville Company
                                    (A Nevada Corporation)

                                    Financial Statements
                                    September 30, 2006
                                    (Expressed in US Dollars)





   Index to Financial Statements

         Report of Independent Registered Public Accounting Firm

         Balance Sheet

         Statement of Operation and Deficit

         Statement of Cash Flows

         Statement of Stockholders' Equity and Comprehensive Income

         Notes to the Financial Statement

GORDON K.W. GEE
 Chartered Accountant
 An Incorporated Professional    #601 - 325 Howe Street   Vancouver, BC  V6C 1Z7
                            Telephone: (604) 689-8815  Facsimile: (604) 689-8838
                                                           Email: gkwg@telus.net

================================================================================


            REPORT OF INDEPENDENCE REGISTERED PUBLIC ACCOUNTING FIRM
            --------------------------------------------------------


To the Shareholders and Directors of Brownsville Company (A Nevada Corporation)

I have audited the accompanying balance sheet of Brownsville Company (A Nevada Corporation) as of September 30, 2006, and the related statements of operations, retained earnings, cash flow and changes in stockholders' equity for the year ended September 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Brownsville Company (A Nevada Corporation) as of September 30, 2006, and the results of its operations, deficit, and its cash flows for the year ended September 30, 2006 in conformity with U.S. generally accepted accounting principles. The opening deficit was reported on by another independent registered public accounting firm, and as a result these financial statements do not report on the opening deficit amount.

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



Vancouver, British Columbia, Canada
December 22, 2006                              /s/ Gordon K.W. Gee
                                               Chartered Accountant

                        MOEN AND COMPANY

                      CHARTERED ACCOUNTANTS
Member:
Canadian Institute of Chartered       Securities Commission Building
Accountants
Institute of Chartered Accountants of PO Box 10129, Pacific Centre
British Columbia
Institute of Management Accountants   Suite 1400 - 701 West Georgia Street
(USA)(From 1965)
                                      Vancouver, British Columbia
Registered With:                      Canada V7Y 1C6

Public Company Accounting Oversight   Telephone: (604) 662-8899
Board (USA) (PCAOB)
Canadian Public Accountability Board  Fax: (604) 662-8809
(CPAB)
Canada - British Columbia Public      Email: moenca@telus.net
Practice Licence



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



Vancouver, British Columbia,            /s/ Moen and Company
Canada
January 12, 2006                       Chartered Accountants

BROWNSVILLE  COMPANY
(A Nevada Corporation)
Balance Sheet
As at September 30
(Expressed in U.S. Dollars)
================================================================================
                                                                       (Note 11)
                                                              2006       2005
                                                                $          $
--------------------------------------------------------------------------------
                        ASSETS
Current Assets
    Cash                                                       1,720      8,445
    Accounts receivable                                       16,921      1,636
    Inventory                                                  6,215      8,000
--------------------------------------------------------------------------------

                                                              24,856     18,081
--------------------------------------------------------------------------------

Fixed Assets
    Equpment, at cost (Note 3)                                20,000     20,000
    Less:  accumulated depreciation                           (8,000)    (4,000)
--------------------------------------------------------------------------------

                                                              12,000     16,000
--------------------------------------------------------------------------------

TOTAL ASSETS                                                  36,856     34,081
--------------------------------------------------------------------------------


                     LIABILITIES
Current Liabilities
    Accounts payable and accrued                              21,170     11,696
    Loans from related party                                  18,000      9,000
--------------------------------------------------------------------------------

                                                              39,170     20,696
--------------------------------------------------------------------------------
                STOCKHOLDERS' EQUITY

    Capital Stock                                             10,720     10,720
    Additional paid in capital                                21,780     21,780
    Share subscriptions receivable                                --         --
    Obligation to issue 250,000 common shares(Note 8)         25,000     25,000
    Deficit, accumulated during the exploration stage        (59,814)   (44,115)
--------------------------------------------------------------------------------

                                                              (2,314)    13,385
--------------------------------------------------------------------------------

                                                              36,856     34,081
================================================================================
(See Accompanying Notes)

BROWNSVILLE COMPANY
(A Nevada Corporation)
Statement of Operations and Deficit
For the Year Ended September 30
(Expressed in U.S. Dollars)

================================================================================
                                                                       (Note 11)
                                                           2006          2005
                                                            $              $
================================================================================

Sales                                                     71,635         69,506

Cost of  Goods Sold                                       43,635         41,113

--------------------------------------------------------------------------------
Gross Profit                                              28,000         28,393

Selling expenses                                           5,373          3,776
Lease expenses                                             5,731          5,561
--------------------------------------------------------------------------------
                                                          16,896         19,056
--------------------------------------------------------------------------------

General and Administration Expenses
       Rent                                               12,000         14,000
       Management fees                                     6,872             --
       Audit fees                                          6,500         10,815
       Depreciation expense                                4,000          2,000
       Professional fees                                   2,902         27,545
       Bank charges and interest                             321            193
       Administrative expenses                                --             14
--------------------------------------------------------------------------------
                                                          32,595         54,567
--------------------------------------------------------------------------------

Net Profit (Loss)                                        (15,699)       (35,511)
Deficit, beginning of year (Note 12)                      44,115          8,604

Deficit, end of year                                      59,814         44,115
================================================================================

Loss Per  Share                                           (0.001)        (0.003)
       Basic and diluted
================================================================================
                                                             #              #
================================================================================
Weighted Average Number of Shares Outstanding,
       post stock split (Note 4)                      32,910,000     32,910,000
================================================================================
(See Accompanying Notes)

BROWNSVILLE COMPANY
(A Nevada Corporation)
Statement of Cash Flows
For the years Ended September 30
(Expressed in U.S. Dollars)


================================================================================
                                                                       (Note 11)
                                                             2006        2005
                                                              $            $
================================================================================
Cash Provided by (Used for)
Operating Activities
     Net Profit (Loss) for the period                      (15,699)     (35,511)
     Items not requiring use of cash
         Depreciation expense                                4,000        2,000
     Changes in non-cash working capital items
         Accounts receivable                               (15,285)       5,555
         Inventory                                           1,785       (3,000)
         Accounts payable and accrued                        9,475       10,196
--------------------------------------------------------------------------------

Cash used for operating activities                         (15,724)     (20,760)
--------------------------------------------------------------------------------

Financing Activities
     Capital stock subscribed                                   --        6,000
     Loans from related parties                              9,000        9,000
     Share subscriptions receivable                             --        1,000
--------------------------------------------------------------------------------

Cash provided by financing activities                        9,000       16,000
--------------------------------------------------------------------------------

Cash increase (decrease)
                                                            (6,724)      (4,760)
Cash, beginning of year                                      8,445       13,205
--------------------------------------------------------------------------------

Cash, end of year                                            1,720        8,445
================================================================================
(See Accompanying Notes)

BROWNSVILLE COMPANY
(A Nevada Corporation)
Statement of Stockholders' Equity and Comprehensive Income
For the year ended September 30, 2006
(Expressed in U.S. Dollars)
===================================================================================================================================

                                    Price      Number of                     Additional       Total        Retained         Total
                                     Per        Common            Par         Paid-in        Capital       Earnings      Stockholder
                                    Share       Shares           Value        Capital         Stock        (Deficit)        Equity
                                      $           #                $             $              $              $               $
===================================================================================================================================
Shares subscribed by
  shareholder for cash
  on December 3, 2003               0.001     10,660,000         10,660        15,840         26,500                         26,500
Net loss for period ended
  September 30, 2004                                                                                         (8,604)         (8,604)
-----------------------------------------------------------------------------------------------------------------------------------
Blance September 30, 2004                     10,660,000         10,660        15,840         26,500         (8,604)         17,896
Shares subscribed by
  shareholder for cash
  on October 1, 2004                0.100         60,000             60         5,940          6,000                          6,000
Net loss for year ended
  September 30, 2005                                                                                        (35,511)        (35,511)
  Obligation to issue 250,000
  common shres for assets                                                                                                    25,000
  acquired
-----------------------------------------------------------------------------------------------------------------------------------
Blance September 30, 2005                     10,720,000         10,720        21,780         32,500        (44,115)         13,385
===================================================================================================================================
Stock split 1 old for 3 new
  on July 26, 2006 (Note 4)                   32,160,000         10,720        21,780         32,500        (44,115)         13,385
Net Loss for fiscal period                                                                                  (15,699)        (15,699)
ended September 30, 2006
-----------------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2006                   32,160,000         10,720        21,780         32,500        (59,814)         (2,314)
===================================================================================================================================
(See accompanying Notes)

BROWNSVILLE COMPANY
(A Nevada Corporation)
Notes to Financial Statements
For the year ended September 30, 2006
(Expressed in U.S. Dollars)


Note 1     BUSINESS OPERATIONS

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

           Going Concern

           These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $59,814 to September 30, 2006 and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.


Note 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           (a)   General and Administration Costs

                 General and administration costs are written off to operations when incurred.

           (b)   Basis of Presentation

                 These financial statements are prepared in accordance with United States of America Generally Accepted Accounting Principles (GAAP).

           (c)   Cash

                 Cash consists of funds on deposit with the Company's bankers.

BROWNSVILLE COMPANY
(A Nevada Corporation)
Notes to Financial Statements
For the year ended September 30, 2006
 (Expressed in U.S. Dollars)


Note 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.(cont'd)

           (d)   Account Receivable

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


           (e)   Inventory

                 Inventories are stated at the lower of cost (on the FIFO basis) or market (net realizable value).

           (f)   Property, Plant and Equipment

                 Fixed assets are stated at cost less accumulated depreciation. Depreciation is recorded at the following rates, based upon the useful life of the assets:

                 Equipment          - 20% per annum on a straight-line basis


           (g)   Net Loss Per Share

                 Net loss per common share is computed by dividing the net loss by the weighted average number of shares outstanding during the period.

BROWNSVILLE COMPANY
(A Nevada Corporation)
Notes to Financial Statements
For the year ended September 30, 2006
 (Expressed in U.S. Dollars)


Note 2     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont'd)

           (h)   Foreign Operations and Currency Translation

                 The operating activities are in Canada in Canadian Funds as the functional currency and the reporting currency is in United States Dollars.

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


Note 3. PROPERTY PLANT & EQUIPMENT

         ----------------------------------------------------------------------------------
                                       Accumulated     Net book Value   Net Book Value
                             Cost      Amortization        2006             2005
                              $             $               $                 $
         ----------------------------------------------------------------------------------
           Equipment        20,000       (8,000)          12,000           16,000

         ----------------------------------------------------------------------------------

BROWNSVILLE COMPANY
(A Nevada Corporation)
Notes to Financial Statements
For the year ended September 30, 2006
 (Expressed in U.S. Dollars)


Note 4     Capital Stock

           Authorized:     225,000,000 common shares at $0.001 Par Value
           Issued:         32,160,000 shares

           On July 26, 2006, the Company, conducted a stock split, resulting in an increase to authorized stock capital from 75,000,000 shares to 225,000,000 shares; and issued stock capital on a one old share for three new shares, (from 10,720,000 shares to 32,160,000 shares.

           (a)   Stock Based Compensation

           In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No.123 "Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled b the issuance of those equity instruments, SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions SFAS 123R does not change the accounting guidance fro share-based payment transactions with parties other than employees provided in SFAS 123 as originally issue Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share based compensation arrangements including share options, restricted share plans. Performance-based awards, share appreciation rights, and employee share plans. Public entities that file as small business issues will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operating or financial position.

BROWNSVILLE COMPANY
(A Nevada Corporation)
Notes to Financial Statements
For the year ended September 30, 2006
 (Expressed in U.S. Dollars)


Note 4     Capital Stock (cont'd)

           (b)   Comprehensive Income

           The Company has no items that represent other comprehensive income

           (c)   Concentration of Credit Risk

           Financial instruments that potentially subject the Company to credit risk consist principally of cash, deposited with a high quality credit institution.

Note 5     INCOME TAXES

           The Company has losses that total $59,814 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

           The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at September 30, 2006 is a result of the following:
           =====================================================================
                                                                     $
                                                                    2006
           =====================================================================

                  Deferred Tax Assets                             20,300

                  Valuation Allowance                            (20,300)
           =====================================================================
                                                                       0

           =====================================================================

           A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarter ended Sept 30, 2006 is as follows:

           =====================================================================
                                                                     $
                                                                    2006
           =====================================================================

                  Statutory federal Income Tax Rate                 34.0%
                  Valuation allowance                              (34.0%)
           =====================================================================
                  Effective income tax rate                          0.0%
           =====================================================================

BROWNSVILLE COMPANY
(A Nevada Corporation)
Notes to Financial Statements
For the year ended September 30, 2006
 (Expressed in U.S. Dollars)


Note 6   FINANCIAL INSTRUMENTS

           The Company's financial instruments consist of cash, accounts receivable, inventory, and accounts payable and accrued. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 7     RELATED PARTY TRANSACTIONS

           A director, shareholders had loaned $9,000 to the Company during the period ended September 30, 2006, which is unsecured, non interest bearing, with no specific terms of repayment.

Note 8     COMMITMENTS


           (a) The Company is required to issue 250,000 shares of restricted common stock in its capital at a price of $0.10 per share for acquiring the Assets from Fraser River Metals Depot Inc.

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

            ====================================================================
                                                                  $
                                                                 2006
            ====================================================================

               Lease expenses                                   5,731
            ====================================================================

BROWNSVILLE COMPANY
(A Nevada Corporation)
Notes to Financial Statements
For the year ended September 30, 2006
(Expressed in U.S. Dollars)


Note 9   RECENT ACCOUNTING PRONOUNCEMNTS

         In December 2004, FASB issued SFAS No. 153, "Exchanges of Non-monetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Non-monetary Transactions", is based on the principle that exchange of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however included certain to that principles, SFAS No. 153 amends Opinion No. 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for non-monetary asset exchange occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.


Note 10   SUBSEQUENT EVENTS

           a). On November 17, 2006, the Company entered into an Asset Purchase Agreement with Fraser Rivers Metal Depot Inc. to sell and transfer an undivided, 100% right, title and interest in the assets relating to the Company's boat launch, parking lot, marina and convenience store business located in Maple Ridge, British Columbia. The consideration received by the Company will be the purchase price of $2.00 and other valuable consideration, including the cancellation and termination of the obligation to issue to Fraser River 250,000 common shares of the Company that was scheduled to be issued to Fraser Rivers Metal Depot as part of the Asset Purchase Agreement dated March 31. 2004.

           b) On October 13, 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd. (Trimark) and its wholly owned subsidiary, whereby Trimark granted the Company, 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania, for $100,000 payable over three years. In addition, the Company must conduct exploration on the property of $1,000,000 over a three year time frame. If the exploration expenses are not incurred, the Company may still earn 100% interest by issuing 1,000,000 common shares, at not less than $1.00 per share, to Trimark or pay cash of up to $1,000,000.

BROWNSVILLE COMPANY
(A Nevada Corporation)
Notes to Financial Statements
For the year ended September 30, 2006
(Expressed in U.S. Dollars)



Note 11   COMPARATIVE AMOUNTS

          a) Some of the amounts have been regrouped to conform to the financial presentation used in the current year.

          b) The beginning deficit was examined by another independent registered public accountant.