Form 10QSB
period 2006-12-31
Brownsville CO
filed 2007-02-14
CIK 1316854

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 2006

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

                 70 East Beaver Creek, Unit 30
             Richmond Hill, Ontario, Canada L4B 3B2
            (Address of Principal Executive Offices)

                         (905) 882-7076
        (Issuer's Telephone Number, Including Area Code)

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

Common, $.001 par value per share: 32,160,000 outstanding as of January 31, 2007

                       BROWNSVILLE COMPANY

                        TABLE OF CONTENTS

                                                            Page
PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.                               3
Item 2.    Management's Discussion and Analysis or Plan
           of Operation.                                      14
Item 3.    Controls and Procedures.                           16

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings.                                 17
Item 2.    Unregistered Sales of Equity Securities  and
           Use of Proceeds.                                   17
Item 3.    Default upon Senior Securities.                    17
Item 4.    Submission of Matters to a Vote of Security
           Holders.                                           17
Item 5.    Other Information.                                 17
Item 6.    Exhibits.                                          17

SIGNATURES                                                    18

PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements.


                 Index to Financial Statements
                 Period Ended December 31, 2006


                                                  Page

     Balance Sheets                                 4

     Statements of Operations                       5

     Statements of Cash Flows                       6

     Notes to Financial Statements                  7


BROWNSVILLE COMPANY
(A Nevada Corporation)
Balance Sheet
As at December 31, 2006
(With Comparative Figures at September 30, 2006)
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
=========================================================================================================

                                                                           December 31,     September 30,
                                                                               2006            2006
                                                                            (Unaudited)      (Audited)
                                                                          --------------   --------------
                                     ASSETS
Current Assets
    Cash                                                                  $       21,482   $        1,720
    Accounts receivable                                                           19,454           16,921
    Inventory                                                                      5,245            6,215
---------------------------------------------------------------------------------------------------------
      TOTAL CURRENT ASSETS                                                        46,181           24,856
---------------------------------------------------------------------------------------------------------

Fixed Assets (Note 3)
    Equpment, at cost                                                                 --           20,000
    Less: accumulated depreciation                                                    --           (8,000)
---------------------------------------------------------------------------------------------------------
                                                                                      --           12,000
---------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $       46,181   $       36,856
=========================================================================================================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
    Accounts payable and accrued                                          $       19,625   $       21,170
    Loans from related party                                                      51,750           18,000
---------------------------------------------------------------------------------------------------------
      TOTAL CURRENT LIABILITIES                                                   71,375           39,170
---------------------------------------------------------------------------------------------------------

Going Concern (Note 1)

Stockholders' Equity
    Capital Stock
      Authorized:
         225,000,000 common shares at $0.001 par value
      Issued and fully paid
         32,160,000 common share at par value                                     10,720           10,720
         Additional paid in capital                                               21,780           21,780
         Share subscriptions receivable                                               --               --
         Obligation to issue 250,000 common shares for assets acquired                --           25,000
    Deficit, accumulated during the exploration stage                            (57,694)         (59,814)
---------------------------------------------------------------------------------------------------------
      TOTAL STOCKHOLDERS' EQUITY                                                 (25,194)          (2,314)
---------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $       46,181   $       36,856
=========================================================================================================


                             See Accompanying Notes

BROWNSVILLE COMPANY
(A Nevada Corporation)
Statement of Operations
(Expressed in U.S. Dollars)
(Unaudited - Prepared by Management)
=====================================================================================


                                                         For the          For the
                                                       Three Months     Three Months
                                                          Ended            Ended
                                                       December 31,     December 31,
                                                          2006             2005
                                                      --------------   --------------
Sales                                                 $        9,948   $       14,782
-------------------------------------------------------------------------------------
Cost of Goods Sold
        Beginning inventory                                    6,215            8,000
        Purchase                                      $        2,170   $       10,686
        Ending inventory                                       5,245            8,250
-------------------------------------------------------------------------------------
                                                               3,140           10,436
-------------------------------------------------------------------------------------
Gross Profit                                                   6,807            4,346
Selling expenses                                                 746            1,109
Lease expenses                                        $          796   $        1,183
-------------------------------------------------------------------------------------
                                                               1,599            2,054
-------------------------------------------------------------------------------------

General and Administration Expenses
        Administrative expenses                                   --               --
        Audit fees                                                --               --
        Bank charges and interest                                114              104
        Professional fees                                      9,365            1,628
        Management fees                                           --            4,872
        Rent                                                   3,000            3,000
        Depreciation expense                                     667              500
-------------------------------------------------------------------------------------
                                                              13,145           10,104
-------------------------------------------------------------------------------------

Net Income (Loss) for the Period                      $      (11,547)  $       (8,050)

Gain on Disposition of Asset                                  13,667               --
-------------------------------------------------------------------------------------

Net Income (Loss)                                              2,120           (8,050)

Deficit, beginning of period                                 (59,814)         (44,115)

Deficit, end of period                                $      (57,694)  $      (52,165)

-------------------------------------------------------------------------------------
Net Income (Loss) Per Common Share
        Basic and diluted                             $       0.0001   $      (0.0002)
=====================================================================================
Weighted Average Number of Shares Outstanding
        Basic and diluted                                 32,160,000       10,720,000
=====================================================================================


BROWNSVILLE COMPANY
(A Nevada Corporation)
Statement of Cash Flows
(Expressed in U.S. Dollars)
=====================================================================================

                                                        For the           For the
                                                      Three Months      Three Months
                                                          Ended            Ended
                                                       December 31,     December 31,
                                                          2006             2005
                                                      --------------   --------------
Cash Provided by (Used for)
Operating Activities
      Net Profit (Loss) for the period                $      (11,547)  $       (8,050)
      Items not requiring use of cash
            Depreciation expense                                 667              500
      Changes in non-cash working capital items
            Accounts receivable                               (2,533)           1,591
            Inventory                                            970             (250)
            Accounts payable and accrued                      (1,545)           1,930
-------------------------------------------------------------------------------------
Cash used for operating activities                           (13,988)          (4,279)
-------------------------------------------------------------------------------------

Investing Activities
-------------------------------------------------------------------------------------

Financing Activities
      Capital stock subscribed                                    --               --
      Loans from related parties                              33,750               --
      Share subscriptions receivable                              --               --
-------------------------------------------------------------------------------------
Cash provided by financing activities                         33,750               --
-------------------------------------------------------------------------------------

Cash increase (decrease)
      during the period                                       19,762           (4,279)
Cash, Beginning of Period                                      1,720            8,445
-------------------------------------------------------------------------------------

Cash,  End of Period                                  $       21,482   $        4,166
=====================================================================================

                             See Accompanying Notes

BROWNSVILLE COMPANY
(A Nevada Corporation)
Notes to Financial Statements
For the Three Months Ended December 31, 2006
(Expressed in U.S. Dollars)


Note 1     BUSINESS OPERATIONS

Brownsville Company ("the Company") was incorporated in the state of Nevada on September 4, 2003. The Company's primary operation began in May 2004. Since inception, the Company operated a boat launch and convenience store. In July 2006, the Company entered into a letter of intent to acquire an uranium mining property in Tanzania. The Company has changed its primary operation from operating a boat launch to mining exploration. In November 2006, the Company sold the assets related to the boat launch and convenience store.

Going Concern

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America applicable to a going concern, which assume that the Company will realize its assets and discharge its liabilities in the normal course of business. The Company has incurred losses since inception of $57,694 to December 31, 2006 and might not have sufficient working capital for the next twelve months. These factors create doubt as to the ability of the Company to continue as a going concern. Realization values may be substantially different from the carrying values as shown in these financial statements should the Company be unable to continue as a going concern. Management is in the process of identifying sources for additional financing to fund the ongoing development of the Company's business.


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


Note 3.   PROPERTY PLANT & EQUIPMENT

As at Dec. 31, 2006  Cost Accumulated    Net Book   Net Book
                          Amortization   Value      Value
                                         (Dec. 31,  (September
                                         2006)      30, 2006)

                     $     $             $          $
Equipment            0     0             0          12,000

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

Note 4     Capital Stock

Authorized:     225,000,000 common shares at $0.001 Par Value
Issued:         32,160,000 shares

On July 26, 2006, the Company, conducted a stock split, resulting in an increase to authorized stock capital from 75,000,000 shares to 225,000,000 shares; and issued stock capital on a one old share for three new shares, (from 10,720,000 shares to 32,160,000 shares.)

(a)   Stock Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No.123 "Accounting for Stock-based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled b the issuance of those equity instruments, SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions SFAS 123R does not change the accounting guidance from share-based payment transactions with parties other than employees provided in SFAS 123 as originally issue Emerging issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employer's Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award (with limited exceptions). That costs will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share based compensation arrangements including share options, restricted share plans. Performance-based awards, share appreciation rights, and employee share plans. Public entities that file as small business issues will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operating or financial position.

(b)   Comprehensive Income

The Company has no items that represent other comprehensive income

(c)   Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist principally of cash, deposited with a high quality credit institution.

Note 5     INCOME TAXES

The Company has losses that total $57,694 for income tax purposes that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at December 31, 2006 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at December 31, 2006 is a result of the following:


                                          2006

                                          $
Deferred Tax Assets                       19,600
Valuation Allowance                       (19,600)

A reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarter ended December 31, 2006 is as follows:

                                         2006

                                         $
Statutory Federal Income Tax Rate        34.0%
Valuation Allowance                      (34.0%)

Note 6   FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts receivable, inventory, and accounts payable and accrued. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments. The fair value of these financial instruments approximates their carrying values.

Note 7     RELATED PARTY TRANSACTIONS

A director and shareholders had loaned $33,750.22 to the Company during the period ended December 31, 2006, which is unsecured, non interest bearing, with no specific terms of repayment.


Note 8   RECENT ACCOUNTING PRONOUNCEMNTS

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

Note 9   OPTION AGREEMENT

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

Overview

     Brownsville Company, a Nevada corporation (referred to
herein as the "Company", "Brownsville", "we", "us" and "our") was incorporated on September 4, 2003 in order to operate a boat
launch, parking lot, marina and convenience store.   We operated
such business until November 16, 2006 on which date it was sold to Fraser River Metals Depot Inc. See "Recent Developments -
Sale of Marina and Convenience Store Business to Fraser River" below.

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

Results of Operations

Revenues

     Our revenues for the three months ended December 31, 2006 were $9,948 compared to $14,782 for the three months ended December 31, 2005. Such revenues were generated at the marina and convenience store which was sold as of November 16, 2006.
As a result, we did not experience revenues for a complete fiscal quarter (in connection with the quarter ended December 31, 2006) which accounts for the decrease in revenues compared to the prior year period.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $6,808 for the three months ended December 31, 2006, compared to $4,346 for the three months ended December 31, 2005. Such change from period to period was attributable to changes in inventory.

General and Administrative Expenses

     General and administrative expenses were $13,145 for the three months ended December 31, 2006 compared to $10,104 for the three months ended December 31, 2005. The increase in general and administrative expenses is primarily due to an increase in professional fees partially offset by a decrease in management fees.

Net Income (Loss)

     For the three months ended December 31, 2006, we had net income of $2,120 as compared to a net loss of $8,050 for the three months ended December 31, 2005. During the period ended December 31, 2006, we had a gain on a disposition of asset of $13,667 for which there was no comparable item in the period ended December 31, 2005. With a net loss from operations of $11,547 for the three months ended December 31, 2006, offset by the gain on disposition of asset of $13,667, we achieved net income of $2,120 for the three months ended December 31, 2006.

Liquidity and Capital Resources

     On December 31, 2006, we had a working capital deficit of
$25,194, and a stockholders' deficit of $25,194.   On December
31, 2006, we had $21,482 in cash, total assets of $46,181 and total liabilities of $71,375.

     Cash used for operating activities for the three months ended December 31, 2006 was $13,988 compared to $4,279 for the three months ended December 31, 2005, which change was primarily due to an increase in the net loss for the period ended December 31, 2006 compared to the prior year period, as well as changes in accounts receivable and accounts payable. Cash provided by financing activities was $33,750 for the three months ended December 31, 2006, compared to no cash provided by financing activities for the three months ended December 31, 2005. Such change was due to loans from related parties provided to the Company during the quarter ended December 31, 2006.

     We have incurred losses since inception of $57,694 through
December 31, 2006 and we might not have sufficient working
capital for the next 12 months.  These factors create doubt as to
our ability to continue as a going concern.   See "Recent
Developments" for information on our recent change of business direction.

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


Item 3.   Controls and Procedures.

     The Company's Principal Executive Officer and Principal Financial Officer has evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, such officer has concluded that, as of December 31, 2006, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



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


                                   BROWNSVILLE COMPANY
                                   (Registrant)



Dated:  February 13, 2007          By: /s/ Adam Cegielski
                                   Adam Cegielski
                                   President  and Chief Executive
                                   Officer
                                   (Principal Executive Officer)



Dated:  February 13, 2007          By: /s/ Adam Cegielski
                                   Adam Cegielski,
                                   Principal Accounting Officer
                                   (Principal Financial Officer)