Form 10QSB
period 2007-03-31
Uranium Hunter CORP
filed 2007-05-15
CIK 1316854

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC 20549

                          FORM 10-QSB

     [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 2007

     [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934

    For the transition period from            to

                Commission file number 000-51700

                   URANIUM HUNTER CORPORATION
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada                                                         N/A
(State or Other Jurisdiction                      (I.R.S. Employer
of Incorporation or                                 Identification
Organization)                                              Number)

                      First Canadian Place
                100 King Street West, Suite 5700
                Toronto, Ontario, Canada M5X 1K7
            (Address of Principal Executive Offices)

                         (416) 915-3199
        (Issuer's Telephone Number, Including Area Code)

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

                  Yes   [      ] No   [  X  ]

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 64,320,000 outstanding as of April 30, 2007

                   URANIUM HUNTER CORPORATION

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

PART I - FINANCIAL INFORMATION


Item 1.        Financial Statements.


                 Index to Financial Statements
                  Period Ended March 31, 2007


                                                  Page

Interim Consolidated Balance Sheets                4

Interim Consolidated Statements of Operations      5

Interim Consolidated Statements of
Changes in Stockholders' Deficiency                6

Interim Consolidated Statements of Cash Flows      7

Condensed Notes to Interim
Consolidated Financial Statements                  8


URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at
March 31, 2007 and September 30, 2006
(Amounts expressed in US Dollars) (Unaudited)
                                                                        March 31,        Sept 30,
                                                                          2007             2006
                                                                            $               $
=================================================================================================
                                     ASSETS
Current
    Cash                                                                    1,675           1,720
    Accounts Receivable                                                        --          16,921
    Prepaid expenses and other receivables                                  4,662              --
    Inventory                                                                  --           6,215
                                                                     ----------------------------

Total Current Assets                                                        6,337          24,856
Plant and Equipment, net (Note 3)                                              --          12,000
                                                                     ----------------------------

Total Assets                                                                6,337          36,856
                                                                     ============================

                                   LIABILITIES

Current
    Accounts payable and accrued liabilities                               56,506          21,170
    Loans from related parties                                             34,044          18,000
                                                                     ----------------------------

Total Current Liabilities                                                  90,550          39,170

                                                                     ----------------------------

Total Liabilities                                                          90,550          39,170
                                                                     ----------------------------


Commitments and Contingencies (note 9)


                            STOCKHOLDERS' DEFICIENCY

Capital Stock (note 5)
   Common stock                                                            64,320          32,160
Additional Paid-in Capital                                                 43,180             340
Obligation to issue 250,000 common shares for assets acquired                  --          25,000
Accumulated Deficit                                                      (191,713)        (59,814)
                                                                     ----------------------------

Total Stockholders' Deficiency                                            (84,213)         (2,314)
                                                                     ----------------------------

Total Liabilities and Stockholders' Deficiency                              6,337          36,856
                                                                     ============================

     See Condensed notes to the Interim Consolidated Financial Statements


URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Operations
For the six months and three months ended March 31, 2007 and March 31, 2006 and the Period from Inception of exploration (January 1, 2007) to March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)



                                                              For the        For the        For the        For the
                                            Cumulative     six months     six months   three months   three months
                                                 since          ended          ended          ended          ended
                                             inception      March 31,      March 31,      March 31,      March 31,
                                        of exploration           2007           2006           2007           2006
                                                     $              $              $              $              $
==================================================================================================================
Sales Revenue                                       --          9,948         29,581             --         14,799
Cost of Goods Sold                                  --          3,140         18,831             --          8,395
                                        --------------------------------------------------------------------------
Gross Profit                                                    6,808         10,750             --          6,404
                                        --------------------------------------------------------------------------
Operating Expenses
      Selling Expenses                                            746          2,219             --          1,110
      Lease expenses                                              796          2,367             --          1,184
      General and administration                99,348        111,569         14,670         99,348          5,066
      Project expenses                          38,596         38,596             --         38,596             --
      Amortization                                  --            667          1,000             --            500
                                        --------------------------------------------------------------------------

Total Operating Expenses                       137,944        145,566         20,256        137,944          7,860
                                        --------------------------------------------------------------------------
Loss from Operations                          (137,944)      (145,566)        (9,506)      (137,944)        (1,456)
Gain on Disposition of asset                        --         13,667             --             --             --
                                        --------------------------------------------------------------------------

Loss before Income Taxes                      (137,944)      (131,899)        (9,506)      (137,944)        (1,456)

      Provision for income taxes                    --             --             --             --             --
                                        --------------------------------------------------------------------------
Net Loss                                      (137,944)      (131,899)        (9,506)      (137,944)        (1,456)
                                        ==========================================================================
Loss per Weighted Average Number
 of Shares Outstanding
-Basic and Fully Diluted                                      (0.0021)       (0.0001)       (0.0021)       (0.0000)
                                                          =========================================================
Basic Weighted Average Number
of Shares Outstanding During the Periods
-Basic and Fully Diluted (note 7)                          64,320,000     64,320,000     64,320,000     64,320,000
                                                          =========================================================

      See condensed notes to the Interim Consolidated Financial Statements


URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Changes in Stockholders' Deficiency
From Inception (December 2, 2003) to March 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)

                                                                 Common Stock
                                                        ---------------------------     Additional                            Total
                                                              Number                       Paid-in           Deficit  Stockholders'
                                                           of Shares         Amount        Capital       Accumulated         Equity
                                                                   #              $              $                 $              $
                                                        ===========================================================================
Shares subscribed by shareholder
   for cash on December 3, 2003                           10,660,000         10,660         15,840                           26,500

   Net loss for period
   ended September 30, 2004                                                                                   (8,604)
(8,604)
                                                        ---------------------------------------------------------------------------
Balance, September 30, 2004                               10,660,000         10,660         15,840            (8,604)        17,896

   Shares subscribed by shareholder for cash on
   October 1, 2004                                            60,000             60          5,940                            6,000

   Obligation to issue 250,000
      common shares for assets
      acquired                                                                                                               25,000

   Net loss for year ended
      September 30, 2005                                                                                     (35,511)
(35,511)

                                                        ---------------------------------------------------------------------------

Balance, September 30, 2005                               10,720,000         10,720         21,780           (44,115)        13,385

Stock Split of Common shares (3 to 1)                     21,440,000         21,440        (21,440)

Net loss for the year
ended September 30, 2006                                                                                     (15,699)
(15,699)
                                                        ---------------------------------------------------------------------------

Balance September 30, 2006                                32,160,000         32,160            340           (59,814)
(2,314)

Cancellation of Obligation to issue 250,000
Common shares for assets acquired
(25,000)

Stock split of Common shares (2 to 1)                     32,160,000         32,160        (32,160)

Stock subscriptions received                                                                75,000                           75,000

Net loss for the six month period ended March 31, 2007                                                      (131,899)
(131,899)

                                                        ---------------------------------------------------------------------------

Balance March 31, 2007                                    64,320,000         64,320         43,180          (191,713)
(84,213)
                                                        ===========================================================================

      See condensed notes to the Interim Consolidated Financial Statements


URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended March 31, 2007 and March 31, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                             Cumulative
                                                                  Since
                                                Inception (Jan 1, 2007)       March 31,       March 31,
                                                         of exploration            2007            2006
                                                                      $               $               $
=======================================================================================================
Cash Flows from Operating Activities
      Net loss                                                 (137,944)       (131,899)         (9,506)
      Adjustment for:
         Gain on disposition of asset                                --         (13,667)
         Depreciation                                                --             667           1,000
      Changes in non-cash working capital
         Accounts receivable                                     19,454          16,921          (4,535)
         Inventory                                                5,245           6,215           1,765
         Prepaid expenses                                        (4,662)         (4,662)             --
         Accounts payable and accrued liabilities                40,806          35,336           4,930
                                                     --------------------------------------------------

      Net cash used in operating activities                     (77,101)        (91,089)         (6,346)
                                                     --------------------------------------------------

Cash Flows from Financing Activities
         Stock subscriptions received                            75,000          75,000              --
         Loans from related parties                             (17,706)         16,044              --
                                                     --------------------------------------------------

      Net cash provided by financing activities                  57,294          91,044              --
                                                     --------------------------------------------------

Net Change in Cash                                              (19,807)            (45)         (6,346)
Cash- beginning of period                                        21,482           1,720           8,445
                                                     --------------------------------------------------

Cash - end of period                                              1,675           1,675           2,099
                                                     ==================================================

Supplemental Cash Flow Information
         Interest paid                                               --              --              --
                                                     ==================================================

         Income taxes paid                                           --              --              --
                                                     ==================================================

      See condensed notes to the Interim Consolidated Financial Statements

1.       Basis of Presentation

         The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended September 30, 2007. Interim financial statements should be read in conjunction with the company's annual audited financial statements for the year ended September 30, 2006.

         Effective February 1, 2007, the Board of Directors changed the name of the corporation from "Brownsville Company" to "Uranium Hunter Corporation".

         The interim consolidated financial statements include the accounts of Uranium Hunter Corporation (the "Company") and its wholly owned subsidiary Brownsville Exploration Inc. in Canada ("BEI"). All material inter-company accounts and transactions have been eliminated.


2.       Nature of Operations and Going Concern

         Uranium Hunter Corporation (formerly Brownsville Company) was incorporated in the State of Nevada on September 4, 2003. The Company's operation began in May 2004. Since inception, the Company operated a boat launch and convenience store. In July 2006, the Company entered into a letter of intent to acquire a uranium mining property in Tanzania. In November 2006, the Company sold the assets related to the boat launch and convenience store. Effective January 1, 2007 the Company has changed its primary operation from operating a boat launch to mining exploration.

         The Company is now an exploration stage mining company and has not realized any revenues from its operations. It is primarily engaged in the acquisition, exploration and development of uranium mining properties in Africa. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property, are capitalized. For the purpose of preparing financial information, all costs associated with a property that has the potential to add to the Company's proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserve is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

           Going Concern

           The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. There are certain conditions prevailing which cast substantial doubt as to the validity of using the going concern assumption. These conditions along with management's plan to mitigate them are described below.

         The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $137,944 for the quarter ended March 31, 2007. At March 31, 2007, the Company had an accumulated deficit of $191,713. The Company has funded operations through the issuance of capital stock and loans from related parties. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. Further, in April 2007, the Company received an additional stock subscription of $ 600,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.       Plant and Equipment

-------------------------------------------------------------------------------------------------------
                                                                                         Net Book Value
As at                                         Accumulated          Net Book Value        (September 30,
March 31, 2007          Cost                  Amortization         (March. 31, 2007)     2006)
-------------------------------------------------------------------------------------------------------
                        $                     $                    $                     $
-------------------------------------------------------------------------------------------------------
Equipment               0                     0                    0                     12,000
-------------------------------------------------------------------------------------------------------


         On November 17, 2006, the Company entered into an Asset Purchase Agreement with Fraser Rivers Metal Depot Inc. to sell and transfer an undivided, 100% right, title and interest in the assets relating to the Company's boat launch, parking lot, marina and convenience store business located in Maple Ridge, British Columbia. The consideration received by the Company includes the cancellation and termination of the obligation to issue to Fraser River 250,000 common shares of the Company that was scheduled to be issued to Fraser Rivers Metal Depot as part of the Asset Purchase Agreement dated March 31. 2004.


4.       Stock Based Compensation

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised
         2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123
         (R) on October 1, 2006 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of September 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the year ended September 30, 2006, since up to that date, no stock options had been issued. The Company did not issue any stock options to any of its employees as of March 31, 2007.


5.       Capital Stock

         Authorized:     450,000,000 common shares par $0.001
         Issued:          64,320,000 common shares par $0.001

         On July 26, 2006, the Company, conducted a stock split, resulting in an increase to authorized stock capital from 75,000,000 shares to 225,000,000 shares; and issued stock capital on a one old share for three new shares, (from 10,720,000 shares to 32,160,000 shares.)

         On February 1, 2007, the Company, conducted a stock split, resulting in an increase to authorized stock capital from 225,000,000 shares to 450,000,000 shares; and issued stock capital on a one old share for two new shares, (from 32,160,000 shares to 64,320,000 shares.)

         In January 2007, the Company received Stock subscription for $75,000 as part of its effort to raise funds through private placement of shares at $1 per share.


6.       Income Taxes

         The Company has losses that total $191,713 for income tax purpose that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at March 31, 2007 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

         The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at March 31, 2007 is a result of the following:

--------------------------------------------------------------------------------
                                                        March 31, 2007
--------------------------------------------------------------------------------
                                                        $
--------------------------------------------------------------------------------
Deferred Tax Assets                                     65,182
--------------------------------------------------------------------------------
Valuation Allowance                                     (65,182)
--------------------------------------------------------------------------------

         Reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the quarter ended March 31, 2007 is as follows:

--------------------------------------------------------------------------------
                                                        March 31, 2007
--------------------------------------------------------------------------------
                                                        $
--------------------------------------------------------------------------------
Statutory Federal Income Tax Rate                       34.0%
--------------------------------------------------------------------------------
Valuation Allowance                                     (34.0%)
--------------------------------------------------------------------------------


7.       Earnings per share

         Increase in shares as a result of a stock split is given retroactive recognition as an appropriate equivalent for all periods presented as per SFAS 128. Thus even though the stock split occurred at the end of the period, it is considered outstanding for the entirety for each period presented.


8.       Related Party Transactions

         A director and shareholders had a loan of $34,044 to the Company during the period ended March 31, 2007, which is unsecured, non interest bearing, with no specific terms of repayment. The Company also expensed $12,166 as management fee payable to the Chief Executive Officer for the quarter ended March 31, 2007.


9.       Commitments and Contingencies

         On October 13, 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd. (Trimark) and its wholly owned subsidiary, whereby Trimark granted the Company, 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania, for $100,000 payable over three years. In addition, the Company must conduct exploration on the property of $1,000,000 over a three year time frame. If the exploration expenses are not incurred, the Company may still earn 100% interest by issuing 1,000,000 common shares, at not less than $1.00 per share, to Trimark or pay cash of up to $1,000,000. As of March 31, 2007 the Company has paid $25,000 to Trimark and this payment has been expensed as project expense.

         The Company has entered into a one year contract with a consultant for consulting services commencing February 1, 2007, at a rate of $6,000 per month. The Company also paid $3,000 as signing bonus upon execution of the contract.


10.      Appointment of Directors and Officer

         Effective March 5, 2007 the Company appointed Howard S. Barth and Ghaith Qamheiah as Directors and Rakesh Malhotra as the Chief Financial Officer of the Company.

11.      Subsequent Events

         On April 20, 2007, the Company entered into a letter of intent (the "Letter of Intent") with NPK Resources Ltd. ("NPK") to earn a 75% interest in the Kagadi Uranium property which contains approximately 357 square kilometers located in Kibaale district, Uganda (the"Property").

         Under the terms of the Letter of Intent, the Company may earn a 75% interest in the Property by making a cash payment of $14,000 within five days of signing a definitive agreement. The Company must also make all property payments and taxes to keep the Property in good standing. The Company will also be responsible for funding all exploration costs until it has earned its 75% interest after which time the costs shall be shared proportionally. At NPK's option, the Company may earn up to a 100% interest in the Property upon issuing NPK restricted shares subject to valuations of the Property the terms and mechanisms of which will be contained in the definitive agreement.

         The Company is presently conducting due diligence on the Property and expects the definitive agreement to be signed on or before May 30, 2007. No assurance can be given that a definitive agreement will be signed or that the Company will be able to make the payments and expenditures contemplated by the letter of Intent.

         Subsequent to the year end the Company adopted the 2007-Non-Qualified Stock Option Plan. The aggregate number of shares which may be issued by the plan is 2,000,000. The Company has not yet granted any stock options.

         In April 2007, the Company continued its efforts for private placement and received additional funds for $600,000, being subscription for 600,000 common shares at $ 1 per share.

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

Overview

     Uranium Hunter Corporation, a Nevada corporation (referred to herein as the "Company", "we", "us" and "our") was incorporated on September 4, 2003 under the name Brownsville Company in order to operate a boat launch, parking lot, marina
and convenience store.   We operated such business until November
16, 2006 on which date it was sold to Fraser River Metals Depot
Inc.

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

     On February 14, 2007, pursuant to a Certificate of Amendment to our Articles of Incorporation filed with the State of Nevada, we changed the name of the corporation from "Brownsville Company" to "Uranium Hunter Corporation".

     On April 20, 2007, we entered into a letter of intent with NPK Resources Ltd. to earn a 75% interest in the Kagadi Uranium property which contains approximately 357 square kilometers
located in Kibaale district, Uganda.   We are presently
conducting due diligence on the property and expect the
definitive agreement to be signed on or before May 30, 2007.   No
assurance can be given that a definitive agreement will be signed or that we will be able to make the payments and expenditures contemplated by the letter of intent.

Results of Operations

Revenues

     We are now an exploration stage mining company and have not
realized any revenues from such operations.   For the three and
six months ended March 31, 2007, we had revenues of $0 and $9,948 compared to revenues of $14,799 and $29,581 for the three and six months ended March 31, 2006. Such revenues were generated at the marina and convenience store prior to its sale as of November 16, 2006. As a result, we only had revenues for less than one complete quarter during the six months ended March 31, 2007 which accounts for the decrease in revenues compared to the prior year period.

Gross Profit

     Gross profit, defined as sales less cost of sales, was $0 and $6,808 for the three and six months ended March 31, 2007, compared to $6,404 and $10,750 for the three and six months ended
March 31, 2006. Such change from period to period was attributable to changes in our business from a marina and convenience store to an exploration stage mining company.

Operating Expenses

     Total operating expenses were $137,944 and $145,566 for the three and six months ended March 31, 2007 compared to $7,860 and $20,256 for the three and six months ended March 31, 2006. Such increases are primarily due to an increase in general and administrative expenses and project expenses for the three and six months ended March 31, 2007 compared to the prior year periods. General and administrative expenses were $99,348 and $111,569 for the three and six months ended March 31, 2007 compared to $5,066 and $14,670 for the three and six months ended March 31, 2006. Such increases were primarily due to costs associated with our change in direction from a marina and
convenience store to a mining company.   We also had project
expenses attributable to our mining operations of $38,596 for the three and six months ended March 31, 2007 for which there were no comparable expenses in the prior year periods.

Net Loss

     For the three and six months ended March 31, 2007, we had a net loss of $137,944 and $131,899 as compared to a net loss of $1,456 and $9,506 for the three and six months ended March 31, 2006. During the period ended December 31, 2006, we had a gain on a disposition of asset of $13,667 for which there was no
comparable item in the period ended December 31, 2005.   Such
increase in net loss for the three and six months ended March 31, 2007 compared to the prior year periods is primarily due to the costs associated with our change in direction and mining business.

Liquidity and Capital Resources

     On March 31, 2007, we had a working capital deficit of
$84,213, and a stockholders' deficit of $84,213.   On March 31,
2007, we had $1,675 in cash, total assets of $6,337 and total liabilities of $90,550.

     Cash used for operating activities for the six months ended March 31, 2007 was $91,089 compared to $6,346 for the six months ended March 31, 2006, which change was primarily due to an increase in the net loss for the period ended March 31, 2007 compared to the prior year period, as well as changes in accounts receivable and accounts payable. Cash provided by financing activities was $91,044 for the six months ended March 31, 2007, compared to no cash provided by financing activities for the six months ended March 31, 2006. Such change was due to loans from related parties provided to the Company and a stock subscription during the six months ended March 31, 2007.

     As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We have incurred a loss of $137,944 for the quarter ended March 31, 2007. At March 31, 2007, we had an accumulated deficit of $191,713. We have funded operations through the issuance of
capital stock and loans from related parties.   In January 2007,
we received stock subscriptions for the issuance of our common stock for gross proceeds of $75,000. Further, in April 2007, we received an additional stock subscription of $600,000. We intend to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our
mineral extraction activities.   We can make no assurance,
however, we will be able to raise additional funds on terms acceptable to the Company or that our mining activities will be
commercially successful.   As a result, we might not have
sufficient working capital for the next 12 months. These factors create doubt as to our ability to continue as a going concern.

Additional Information

     On February 1, 2007, our Board of Directors declared a 2 for 1 forward stock split to our stockholders of record as of February 14, 2007. Pursuant thereto, we filed a Certificate of Change with the Secretary of State of Nevada effective as of
February 14, 2007.   As a result, as of February 14, 2007, our
authorized common stock has increased from 225,000,000 shares of common stock with a par value of $0.001 per share to 450,000,000 shares of common stock with a par value of $0.001 per share. Our issued and outstanding common stock increased from 32,160,000 shares to 64,320,000 shares of common stock.

Off-Balance Sheet Arrangements

     The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3.   Controls and Procedures.

     The Company's Principal Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, such officers have concluded that, as of March 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


Item 2.  Unregistered Sales of Equity Securities and Use of
         Proceeds.

     In January 2007, the Company received stock subscriptions for $75,000 as part of its effort to raise funds through private placement of shares at $1.00 per share. No securities pursuant thereto have been issued to date although the subscriptions were received in reliance upon exemption provided by Section 4(2) of the Securities Act of 1933, as amended.


Item 3.  Defaults Upon Senior Securities.

     None.


Item 4.  Submission of Matters to a Vote of Security-Holders.

     Effective as of February 14, 2007, the name of the corporation changed from "Brownsville Company" to "Uranium Hunter Corporation" pursuant to a Certificate of Amendment to our Articles of Incorporation filed with the State of Nevada. Prior to February 14, 2007, the holders of shares representing a majority of our outstanding voting stock had given their written consent to the corporate name change. No proxies or consents were solicited by the Company in connection therewith.


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


                                   URANIUM HUNTER CORPORATION
                                   (Registrant)



Dated: May 14, 2007              By: /s/ Adam Cegielski
                                     Adam Cegielski,
                                     President  and Chief Executive
                                     Officer
                                     (Principal Executive Officer)




Dated: May 14, 2007              By: /s/  Rakesh Malhotra
                                     Rakesh Malhotra
                                     Chief Financial Officer
                                     (Principal Financial Officer)