Form 10QSB
period 2007-06-30
Uranium Hunter CORP
filed 2007-08-10
CIK 1316854

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 2007

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the transition period from ________ to ________

                        Commission file number 000-51700

                           URANIUM HUNTER CORPORATION
        (Exact name of Small Business Issuer as Specified in its Charter)

             Nevada                                      N/A
  (State or Other Jurisdiction                    (I.R.S. Employer
of Incorporation or Organization)               Identification Number)

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

                                                           Yes |X| No |_|

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

                                                           Yes |_| No |X|

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

      Common, $.001 par value per share: 64,320,000 outstanding as of August 1, 2007

================================================================================

                           URANIUM HUNTER CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
PART I -  FINANCIAL INFORMATION

    Item 1.   Financial Statements.                                           3
    Item 2.   Management's Discussion and Analysis or Plan of Operation.     14
    Item 3.   Controls and Procedures.                                       17

PART II - OTHER INFORMATION

    Item 1.   Legal Proceedings.                                             18
    Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.   18
    Item 3.   Default upon Senior Securities.                                18
    Item 4.   Submission of Matters to a Vote of Security Holders.           18
    Item 5.   Other Information.                                             18
    Item 6.   Exhibits.                                                      18

SIGNATURES                                                                   19

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                          Index to Financial Statements
                           Period Ended June 30, 2007

                                                                            Page

    Interim Consolidated Balance Sheets                                      4

    Interim Consolidated Statements of Operations                            5

    Interim Consolidated Statements of Changes in Stockholders' Equity       6

    Interim Consolidated Statements of Cash Flows                            7

    Condensed Notes to Interim Consolidated Financial Statements             8

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets
As at June 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                            June 30,   Sept 30,
                                                              2007       2006
                                                                $          $
--------------------------------------------------------------------------------
                                     ASSETS
Current
    Cash and cash equivalents                               359,414       1,720
    Accounts Receivable                                          --      16,921
    Prepaid expenses and other receivables                    8,877          --
    Inventory                                                    --       6,215
                                                           --------------------

Total Current Assets                                        368,291      24,856
Plant and Equipment, net (Note 3)                             4,073      12,000
                                                           --------------------

Total Assets                                                372,364      36,856
                                                           ====================


                                   LIABILITIES
Current
    Accounts payable and accrued liabilities                 31,931      21,170
    Loans from related parties                                   --      18,000
                                                           --------------------

Total Current Liabilities                                    31,931      39,170
                                                           --------------------

Total Liabilities                                            31,931      39,170
                                                           --------------------


Commitments and Contingencies (note 9)



                              STOCKHOLDERS' EQUITY
Capital Stock (note 5)
   Common stock                                              64,320      32,160
Additional Paid-in Capital                                  643,180         340
Obligation to issue 250,000 common shares for
  assets acquired                                                --      25,000
Accumulated Deficit                                        (367,067)    (59,814)
                                                           --------------------

Total Stockholders' Equity                                  340,433      (2,314)
                                                           --------------------

Total Liabilities and Stockholders' Equity                  372,364      36,856
                                                           ====================


      See Condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Statements of Operations
For the nine months and three months ended June 30, 2007 and June 30, 2006 and the Period from Inception of exploration (January 1, 2007) to June 30, 2007 (Amounts expressed in US Dollars)
(Unaudited)

                                                              For the        For the         For the         For the
                                            Cumulative    nine months    nine months    three months    three months
                                                 since          ended          ended           ended           ended
                                             inception       June 30,        June30,        June 30,        June 30,
                                        of exploration           2007           2006            2007            2006

                                                  $              $              $              $                $
====================================================================================================================
Sales Revenue                                       --          9,948         49,730              --          20,149
Cost of Goods Sold                                  --          3,140         30,473              --          11,642
                                        ----------------------------------------------------------------------------
Gross Profit                                                    6,808         19,257              --           8,507
                                        ----------------------------------------------------------------------------

Operating Expenses
    Selling Expenses                                              746          3,730              --           1,511
    Lease expenses                                                796          3,979              --           1,612
    General and administration                 214,100        226,321         19,776         114,752           5,106
    Project expenses                            99,129         99,129             --          60,533              --
    Amortization                                    69            736          1,500              69             500
                                        ----------------------------------------------------------------------------

Total Operating Expenses                       313,298        327,728         28,985         175,354           8,729
                                        ----------------------------------------------------------------------------

Loss from Operations                          (313,298)      (320,920)        (9,728)       (175,354)           (222)
Gain on Disposition of asset                        --         13,667             --              --              --
                                        ----------------------------------------------------------------------------

Loss before Income Taxes                      (313,298)      (307,253)        (9,728)       (175,354)           (222)

    Provision for income taxes                      --             --             --              --              --
                                        ----------------------------------------------------------------------------

Net Loss                                      (313,298)      (307,253)        (9,728)       (175,354)           (222)
                                        ============================================================================

Loss per Weighted Average Number
  of Shares Outstanding -
  Basic and Fully Diluted                                     (0.0048)       (0.0002)        (0.0027)        (0.0000)
                                                           =========================================================

Basic Weighted Average Number of
  Shares Outstanding During the
  Periods - Basic and Fully Diluted (note 7)               64,320,000     64,320,000      64,320,000      64,320,000
                                                           =========================================================


      See condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Changes in Stockholders' Equity From Inception (December 2, 2003) to June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

                                                      Common Stock
                                                 -----------------------      Additional                         Total
                                                    Number                     Paid-in         Deficit       Stockholders'
                                                  of Shares      Amount        Capital       Accumulated        Equity

                                                       #            $             $               $               $
                                                 ========================================================================

Shares subscribed by shareholder for
  cash on December 3, 2003                        10,660,000      10,660        15,840                          26,500

  Net loss for
  period ended
  September 30, 2004                                                                           (8,604)          (8,604)
                                                 ------------------------------------------------------------------------

Balance, September 30, 2004                       10,660,000      10,660        15,840         (8,604)          17,896

  Shares subscribed by shareholder
    for cash on October 1, 2004                       60,000          60         5,940                           6,000

  Obligation to issue
    250,000 common shares
    for assets acquired                                                                                         25,000

  Net loss for year
    ended September 30, 2005                                                                  (35,511)         (35,511)
                                                 ------------------------------------------------------------------------

Balance, September 30, 2005                       10,720,000      10,720        21,780        (44,115)          13,385

Stock Split of Common shares
  (1 old share for 3 new shares)                  21,440,000      21,440       (21,440)

Net loss for the year ended
  September 30, 2006                                                                          (15,699)         (15,699)
                                                 ------------------------------------------------------------------------

Balance September 30, 2006                        32,160,000      32,160           340        (59,814)          (2,314)

Cancellation of Obligation to issue 250,000
  Common shares for assets acquired                                                                            (25,000)

Stock split of Common shares
  (1 old share for 2 new shares)                  32,160,000      32,160       (32,160)

Stock subscriptions received                                                   675,000                         675,000

Net loss for the nine month period
  ended June 30, 2007                                                                        (307,253)        (307,253)
                                                 ------------------------------------------------------------------------
Balance June 30, 2007                             64,320,000      64,320       643,180        367,067)         340,433
                                                 ========================================================================


      See condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine months ended June 30, 2007 and June 30, 2006
(Amounts expressed in US Dollars)
(Unaudited)

                                                               Cumulative
                                                                    Since
                                                  Inception (Jan 1, 2007)         June 30,        June 30,
                                                           of exploration             2007            2006
                                                                  $                   $               $
============================================================================================================

Cash Flows from Operating Activities
    Net loss                                                      (313,298)        (307,253)         (9,728)
    Adjustment for:
      Gain on disposition of asset                                      --          (13,667)
      Depreciation                                                      69              736           1,500
    Changes in non-cash working capital
      Accounts receivable                                           19,454           16,921          (8,908)
      Inventory                                                      5,245            6,215             755
      Prepaid expenses                                              (8,877)          (8,877)             --
      Accounts payable and accrued liabilities                      16,231           10,761           1,975
                                                       ------------------------------------------------------

    Net cash used in operating activities                         (281,176)        (295,164)        (14,406)
                                                       ------------------------------------------------------

Cash Flows from Investing Activities
      Acquisition of plant and equipment                            (4,142)          (4,142)             --
                                                       ------------------------------------------------------

    Net cash provided (used in) investing activities                (4,142)          (4,142)             --
                                                       ------------------------------------------------------

Cash Flows from Financing Activities
      Stock subscriptions received                                 675,000          675,000              --
      Loans (Repayment) from related parties                       (51,750)         (18,000)          9,000
                                                       ------------------------------------------------------

    Net cash provided by financing activities                      623,250          657,000           9,000
                                                       ------------------------------------------------------

Net Change in Cash                                                 337,932          357,694          (5,406)
Cash- beginning of period                                           21,482            1,720           8,445
                                                       ------------------------------------------------------

Cash- end of period                                                359,414          359,414           3,039
                                                       ======================================================

Supplemental Cash Flow Information
      Interest paid                                                     --               --              --
                                                       ======================================================

      Income taxes paid                                                 --               --              --
                                                       ======================================================



      See condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)


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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)


2.    Nature of Operations and Going Concern-Cont'd

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

      The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $307,253 for the nine month period ended June 30, 2007. At June 30, 2007, the Company had an accumulated deficit of $367,067. The Company has funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. Further, in April 2007, the Company received an additional stock subscription of $ 600,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.


3.    Plant and Equipment

      Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

      Computer equipment             20%              declining balance method
      Furniture and fixtures         20%              declining balance method

----------------------------------------------------------------------------------------------------------------
            As at                                   Accumulated         Net Book Value         Net Book Value
         June 30, 2007              Cost           Amortization         (June 30, 2007)     (September 30, 2006)
----------------------------------------------------------------------------------------------------------------
Computer Equipment                 $3,120               $52                 $3,068                  --

Furniture and Fixtures             $1,022               $17                 $1,005                  --

Equipment                             --                 --                    --                 $12,000
----------------------------------------------------------------------------------------------------------------
Total                              $4,142               $69                 $4,073                $12,000
----------------------------------------------------------------------------------------------------------------

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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)


4.    Stock Based Compensation

      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on October 1, 2006 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of September 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the year ended September 30, 2006, since up to that date, no stock options had been issued. The Company adopted the 2007-Non-Qualified Stock Option Plan during the quarter ended June 30, 2007. The aggregate number of shares which may be issued by the plan is 2,000,000. The purchase price per share of common stock deliverable upon the exercise of the option shall be determined by the board of directors. The exercise price of each non-qualified option granted under the plan shall in no event be less than the fair market value of Company's common stock on the date the non-qualified option is granted. The Company has not granted any options as of June 30, 2007.


5.    Capital Stock

      Authorized:     450,000,000 common shares
      Issued:          64,320,000 common shares

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

      In April 2007, the Company received Stock subscription for $600,000 as part of its effort to raise funds through private placement of shares at $1 per share.

6.    Income Taxes

      The Company has losses that total $367,067 for income tax purpose that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at June 30, 2007 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

6.    Income Taxes-Cont'd

      The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at June 30, 2007 is a result of the following:

      --------------------------------------------------------------------------
                                                             June 30, 2007
      --------------------------------------------------------------------------
                                                             $
      --------------------------------------------------------------------------
      Deferred Tax Assets                                    124,802
      --------------------------------------------------------------------------
      Valuation Allowance                                   (124,802)
      --------------------------------------------------------------------------

      Reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended June 30, 2007 is as follows:

      --------------------------------------------------------------------------
                                                              June 30, 2007
      --------------------------------------------------------------------------
                                                              $
      --------------------------------------------------------------------------
      Statutory Federal Income Tax Rate                       34.0%
      --------------------------------------------------------------------------
      Valuation Allowance                                    (34.0%)
      --------------------------------------------------------------------------


7.    Earnings per share

      Increase in shares as a result of a stock split is given retroactive recognition as an appropriate equivalent for all periods presented as per SFAS 128. Thus even though the stock split occurred at the end of the period, it is considered outstanding for the entirety for each period presented.


8.    Related Party Transactions

      During the period ended June 30, 2007 all loans from related parties were paid off. The Company also expensed $32,794 as management fee to the Chief Executive Officer for the six month period ended June 30, 2007.


9.    Commitments and Contingencies

      a) On October 13, 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd. (Trimark) and its wholly owned subsidiary, whereby Trimark granted the Company, 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania, for $100,000 payable over three years. In addition, the Company must conduct exploration on the property of $1,000,000 over a three year time frame. If the exploration expenses are not incurred, the Company may still earn 100% interest by issuing 1,000,000 common shares, at not less than $1.00 per share, to Trimark or pay cash of up to $1,000,000. As of March 31, 2007 the Company has paid $25,000 to Trimark and this payment has been expensed as project expense.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)


9.    Commitments and Contingencies-Cont'd

      b) On June 26, 2007, Uranium Hunter Corporation (the "Company") entered into an Option Agreement (the "NPK Agreement") with NPK Resources Ltd. ("NPK"), whereby NPK granted the Company the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda (the "NPK Property").

            Under the terms of the NPK Agreement, NPK has granted the Company the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment to NPK of $25,000 US within five days of signing the NPK Agreement. The Company paid $15,000 during the quarter ended June 2007 and paid the balance of $10,000 in July 2007. This entire payment of $25,000 is being expensed as project expense. The Company shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing. The Company shall maintain its 75% interest in the NPK Property after it pays the $25,000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling $150,000 US over a 36 month period: (i) $50,000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,00 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and (iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement. If 36 months after the date of the NPK Agreement, the Company has not completed exploration expenses of $150,000, the Company may still maintain its 75% interest in the NPK Property if the Company issues in favor of NPK payments totaling up to $150,000 shares of common stock of the Company or cash of up to $150,000 US at the Company's sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

            Once the Company has vested and maintained its 75% interest in the project (i.e. by spending $150,000 on the project within three years), the parties shall enter into a joint venture agreement and shall share proportionally in all exploration costs and payments subject to standard dilution terms.

            In addition, once the Company has earned its 75% interest in the NPK Property, for a one year period from date of earn in, NPK shall be entitled to convert its 25% ownership of the NPK Property into common stock of the Company at the fair market value for NPK's 25% ownership of the NPK Property. The fair market value of the NPK Property shall be determined by the parties and if they cannot agree, shall be determined by three experts. Should NPK convert its 25% ownership into shares of common stock of the Company, then the Company shall own 100% of the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the election period, provided, however, that the shares shall not be valued at less than $1.00 per share.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)


9.    Commitments and Contingencies-Cont'd

            The Company may terminate the NPK Agreement at any time by giving written notice to NPK of the termination of the NPK Agreement. If the Company fails to make any payment (optional, discretionary or otherwise) or fails to do anything on or before the last day provided for such payment or performance under the NPK Agreement, NPK may terminate the NPK Agreement but only if: (i) NPK has first given the Company written notice of the default containing particulars of the payment which the Company has not made or the act which the Company has not performed; and (ii) the Company has not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance. Should the Company fail to comply with the foregoing, NPK may thereafter terminate the NPK Agreement by notice to the Company.

            Upon the termination of the NPK Agreement, the Company shall forfeit any and all interest in the NPK Property and shall cease to be liable to NPK.

      c) The Company has entered into a one year contract with a consultant for consulting services commencing February 1, 2007, at a rate of $6,000 per month.

10.   Subsequent Events

      Effective July 26, 2007 the Company executed an agreement with a consultant for providing corporate information and investor relation services. The term of this agreement is for one year and the Company is obligated to pay the consultant $6,000 per month. The Company paid $10,000 as a signing bonus upon the execution of the agreement.

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

      Subsequent to the fiscal year ended September 30, 2006, and in October 2006, we were granted the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania. The Gambaro Resources Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of uranium.

      On February 14, 2007, pursuant to a Certificate of Amendment to our Articles of Incorporation filed with the State of Nevada, we changed the name of the corporation from "Brownsville Company" to "Uranium Hunter Corporation".

      On June 26, 2007, we were granted the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda (the "NPK Property").

Our Mining Properties

      The Gambaro Property

      On October 13, 2006, we entered into an Option Agreement (the "Trimark Agreement") with Trimark Explorations Ltd. and its wholly-owned subsidiary, Gambaro Resources Limited (together referred to herein as "Trimark"), whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania (the "Gambaro Property"). The Gambaro Property consists of approximately 170 square kilometers in the southwestern part of Tanzania which is located on the East Coast of Africa. The Gambaro Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium. Under the terms of the Trimark Agreement, Trimark has granted us the sole and exclusive option to acquire up to a 100% undivided interest in and to the Gambaro Property, by making the following cash payments totaling $100,000 over a three year period: (i) $25,000 within 45 days of signing the Trimark Agreement; (ii) an additional $35,000 within two years of signing of the Trimark Agreement; and (iii) an additional $40,000 within three years of signing of the Trimark Agreement.

      Pursuant to the Trimark Agreement, we must also complete the following cumulative exploration expenditures on the Property totaling $1,000,000 over a 36 month period: (i) $100,000 in cumulative exploration expenditure within the first 12 months after signing the Trimark Agreement; (ii) $500,000 in cumulative exploration expenditures within 24 months of signing of the Trimark Agreement; and (iii) $1,000,000 in cumulative exploration expenditures within 36 months of signing of the Trimark Agreement. If 36 months after the date of the Trimark Agreement, we have not completed exploration expenses of $1,000,000, we may still earn our 100% interest in the Gambaro Property if we issue in favor of Trimark payments totaling up to 1,000,000 of our shares of common stock or cash of up to $1,000,000 at our sole option less the cumulative exploration expenditures already paid and/or met on the Gambaro Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period, provided, however, that the shares shall not be valued at less then $1.00 per share. In the event such shares are valued at less then $1.00, we may still execute this buyout using cash.

      The Trimark Agreement further provides that we will act as operator during the earn-in phase of the Trimark Agreement and will be entitled to charge a management fee of 15% on all property exploration expenditures and related head office overhead paid solely out of cumulative exploration expenditures provided by us and from revenues from the operation of the Gambaro Property pursuant to the terms of the Trimark Agreement. Once we have earned our 100% interest in the Gambaro Property, Trimark shall be entitled to a 2% net smelter royalty which shall be reduced to 1% at our sole option upon payment to Trimark of $1,000,000. The Trimark Agreement provides that a management committee consisting of two representatives of each company shall be formed pursuant to which we shall be responsible for the proposal of exploration programs to the management committee and for funding in full any and all exploration programs approved by the management committee in advance of the commencement of exploration.

      We may terminate the Trimark Agreement at any time by giving written notice to Trimark of the termination of the Trimark Agreement and such termination shall be effective on the 15th day after such notice is sent to Trimark. In addition, if we fail to make any payment under the Trimark Agreement or fails to do anything on or before the last day provided for such payment or performance under the Trimark Agreement (in each or either case referred to as a "default"), Trimark may terminate the Trimark Agreement but only if: (i) Trimark has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance. Should we fail to comply with the foregoing, Trimark may thereafter terminate the Trimark Agreement by notice to us. Upon such termination, we forfeit any and all interest in the Gambaro Property and shall cease to be liable to Trimark.

      The NPK Property

      On June 26, 2007, we entered into an Option Agreement (the "NPK Agreement") with NPK Resources Ltd. ("NPK"), whereby NPK granted us the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda (the "NPK Property").

      Under the terms of the NPK Agreement, NPK has granted us the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment to NPK of $25,000 US within five days of signing the NPK Agreement. We shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing. We shall maintain its 75% interest in the NPK Property after we pay the $25,000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling $150,000 US over a 36 month period: (i) $50,000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,00 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and (iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement. If 36 months after the date of the NPK Agreement, we have not completed exploration expenses of $150,000, we may still maintain its 75% interest in the NPK Property if we issue in favor of NPK payments totaling up to $150,000 shares of common stock of the Company or cash of up to $150,000 US at our sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

      Once we have vested and maintained our 75% interest in the project (i.e. by spending $150,000 on the project within three years), the parties shall enter into a joint venture agreement and shall share proportionally in all exploration costs and payments subject to standard dilution terms.

      In addition, once we have earned its 75% interest in the NPK Property, for a one year period from date of earn in, NPK shall be entitled to convert its 25% ownership of the NPK Property into common stock of the Company at the fair market value for NPK's 25% ownership of the NPK Property. The fair market value of the NPK Property shall be determined by the parties and if they cannot agree, shall be determined by three experts. Should NPK convert its 25% ownership into shares of common stock of the Company, then we shall own 100% of the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the election period, provided, however, that the shares shall not be valued at less than $1.00 per share.

      We may terminate the NPK Agreement at any time by giving written notice to NPK of the termination of the NPK Agreement. If we fail to make any payment (optional, discretionary or otherwise) or fail to do anything on or before the last day provided for such payment or performance under the NPK Agreement, NPK may terminate the NPK Agreement but only if: (i) NPK has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance. Should we fail to comply with the foregoing, NPK may thereafter terminate the NPK Agreement by notice to the Company. Upon the termination of the NPK Agreement, we shall forfeit any and all interest in the NPK Property and shall cease to be liable to NPK.

Results of Operations

Revenues

      We are now an exploration stage mining company and have not realized any revenues from such operations. For the three and nine months ended June 30, 2007, we had revenues of $0 and $9,948 compared to revenues of $20,149 and $49,730 for the three and nine months ended June 30, 2006. Such revenues were generated at the marina and convenience store prior to its sale as of November 16, 2006. As a result, we only had revenues for less than one complete quarter during the nine months ended June 30, 2007 which accounts for the decrease in revenues compared to the prior year period.

Gross Profit

      Gross profit, defined as sales less cost of sales, was $0 and $6,808 for the three and nine months ended June 30, 2007, compared to $8,507 and $19,257 for the three and nine months ended June 30, 2006. Such change from period to period was attributable to changes in our business from a marina and convenience store to an exploration stage mining company.

Operating Expenses

      Total operating expenses were $175,354 and $327,728 for the three and nine months ended June 30, 2007 compared to $8,729 and $28,985 for the three and nine months ended June 30, 2006. Such increases are primarily due to an increase in general and administrative expenses and project expenses for the three and nine months ended June 30, 2007 compared to the prior year periods. General and administrative expenses were $114,752 and $226,321 for the three and nine months ended June 30, 2007 compared to $5,106 and $19,776 for the three and nine months ended June 30, 2006. Such increases were primarily due to costs associated with our change in direction from a marina and convenience store to a mining company. We also had project expenses attributable to our mining operations of $60,533 and $99,129 for the three and nine months ended June 30, 2007 for which there were no comparable expenses in the prior year periods.

Net Loss

      For the three and nine months ended June 30, 2007, we had a net loss of $175,354 and $307,253 as compared to a net loss of $222 and $9,728 for the three and nine months ended June 30, 2006. During the period ended December 31, 2006, we had a gain on a disposition of asset of $13,667 for which there was no comparable item in the period ended December 31, 2005. Such increase in net loss for the three and nine months ended June 30, 2007 compared to the prior year periods is primarily due to the costs associated with our change in direction and mining business.

Liquidity and Capital Resources

      On June 30, 2007, we had working capital of $336,360, and a stockholders' equity of $340,433. On June 30, 2007, we had $359,414 in cash and cash equivalents, total assets of $372,364 and total liabilities of $31,931.

      Cash used for operating activities for the nine months ended June 30, 2007 was $295,164 compared to $14,406 for the nine months ended June 30, 2006, which change was primarily due to an increase in the net loss for the period ended June 30, 2007 compared to the prior year period, as well as changes in accounts receivable and accounts payable. Cash provided by financing activities was $657,000 for the nine months ended June 30, 2007, compared to $9,000 provided by financing activities for the nine months ended June 30, 2006. Such change was due to stock subscriptions of $675,000 received during the nine months ended June 30, 2007 offset by a repayment of loans to related parties of $18,000 during that period, compared to loans received from related parties of $9,000 and no stock subscriptions during the nine months ended June 30, 2006.

      As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We have incurred a loss of $307,253 for the nine month period ended June 30, 2007. At June 30, 2007, we had an accumulated deficit of $367,067. We have funded operations through the issuance of capital stock. In January 2007, we received stock subscriptions for the issuance of our common stock for gross proceeds of $75,000. Further, in April 2007, we received an additional stock subscription of $600,000. We intend to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities. We can make no assurance, however, we will be able to raise additional funds on terms acceptable to the Company or that our mining activities will be commercially successful.

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

Item 3. Controls and Procedures.

      The Company's Principal Executive Officer and Principal Financial Officer have evaluated the Company's disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, such officers have concluded that, as of June 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is:
(i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      In January 2007, the Company received stock subscriptions for $75,000 for 75,000 shares of our common stock at $1.00 per share. In April 2007, we received additional stock subscriptions of $600,000 for 600,000 shares of our common stock at $1.00 per share. No securities pursuant thereto have been issued to date although the subscriptions were received in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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


                                 URANIUM HUNTER CORPORATION
                                 (Registrant)

Dated: August 10, 2007           By: /s/ Adam Cegielski
       ---------------               ------------------
                                     Adam Cegielski,
                                     President and Chief Executive Officer
                                     (Principal Executive Officer)



Dated: August 10, 2007           By: /s/ Rakesh Malhotra
       ---------------               -------------------
                                     Rakesh Malhotra,
                                     Chief Financial Officer
                                     (Principal Financial Officer)