Form 10KSB
period 2007-09-30
Uranium Hunter CORP
filed 2007-12-31
CIK 1316854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

            |X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended SEPTEMBER 30, 2007

            |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                        Commission file number 000-51700

                           URANIUM HUNTER CORPORATION
                 (Name of Small Business Issuer in Its Charter)

Nevada                                                                     N/A
(State or other jurisdiction                                    (I.R.S. Employer
of incorporation or                                               Identification
organization)                                                            Number)


First Canadian Place                                                     M5X 1K7
100 King Street West, Suite 5700                                      (Zip Code)
Toronto, Ontario, Canada
(Address of principal
executive offices)

         Issuer's telephone number, including area code: (416) 915-3199

       Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:   Common Stock
                                                              ($0.001 par value)

Check whether the Issuer is not required to file reports pursuant to Section 13
or 15(d) of the Exchange Act.                                                |_|

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.         Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.                                               |_|

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                  Yes |_| No |X|

State Issuer's revenues for its most recent fiscal year: $-0-.

As of December 27, 2007, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (34,320,000 shares) was approximately $33,977,000 (based upon the average bid and asked prices of the common stock on December 27, 2007). The number of shares outstanding of the common stock ($0.001 par value) of the Issuer as of the close of business on December 27, 2007 was 64,320,000.

                    Documents Incorporated by Reference: None

          Transitional Small Business Disclosure Format: Yes |_| No |X|
================================================================================

                           URANIUM HUNTER CORPORATION

                                TABLE OF CONTENTS

                                     PART I
                                                                            Page

Item 1.   Description of Business                                            3

Item 2.   Description of Property                                            10

Item 3.   Legal Proceedings                                                  10

Item 4.   Submission of Matters to a Vote of Security Holders                10

                                 PART II

Item 5.   Market for Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities           10

Item 6.   Management's Discussion and Analysis or Plan of Operation          13

Item 7.   Financial Statements                                               18

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           18

Item 8A.  Controls and Procedures                                            19

Item 8B.  Other Information                                                  19


                                 PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of
          the Exchange Act                                                   19

Item 10.  Executive Compensation                                             21

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    22

Item 12.  Certain Relationships and Related Transactions,
          and Director Independence                                          22

Item 13.  Exhibits                                                           22

Item 14.  Principal Accountant Fees and Services                             23

          Signatures                                                         25

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

                                     PART I

Item 1. Description of Business.

Introduction

      Business History

      Uranium Hunter Corporation, a Nevada corporation (referred to herein as the "Company", "we", "us" and "our") was incorporated on September 4, 2003 under the name Brownsville Company in order to operate a boat launch, parking lot, marina and convenience store. We operated such business until November 16, 2006 on which date it was sold to Fraser River Metals Depot Inc. See "Our Prior Business - The Marina and Convenience Store" below.

      On October 13, 2006, we were granted the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania. The Gambaro Resources Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of uranium. See "The Gambaro Property" below.

      On June 26, 2007, we were granted the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda. See "The NPK Property" below.

      On October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. to earn a 75% interest in the "Karoo" Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania. See "The Karoo Project" below.

      Name Change

      On February 14, 2007, pursuant to a Certificate of Amendment to our Articles of Incorporation filed with the State of Nevada, we changed the name of the corporation from "Brownsville Company" to "Uranium Hunter Corporation".

      Stock Splits

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

      On February 1, 2007, our Board of Directors declared a 2 for 1 forward stock split to our stockholders of record as of February 14, 2007. Pursuant thereto, we filed a Certificate of Change with the Secretary of State of Nevada effective as of February 14, 2007. As a result, as of February 14, 2007, our authorized common stock has increased from 225,000,000 shares of common stock with a par value of $0.001 per share to 450,000,000 shares of common stock with a par value of $0.001 per share. Our issued and outstanding common stock has increased from 32,160,000 shares to 64,320,000 shares of common stock.

      Unless otherwise stated, all references in this report to shares are reflected in post forward stock split amounts.

      Stock Purchase Agreement

      Pursuant to a Stock Purchase Agreement (the "Stock Purchase Agreement") dated as of April 21, 2006 by and among Xuxin Shao, Shao Hui Chen, the Company and Adam R. Cegielski (who up until that time had not been affiliated with the Company), Mr. Shao and Mr. Chen (who were then the sole officers and directors of the Company) sold on such date an aggregate of 30,000,000 shares of common stock of the Company to Mr. Cegielski for the aggregate purchase price of $20,000. As a result of the completion of the transaction on April 21, 2006, Mr. Cegielski presently owns 30,000,000 shares of the common stock of the Company. All of the foregoing share information gives effect to the 3 for 1 forward stock split effected on July 26, 2006 and subsequent 2 for 1 forward stock split effected on February 14, 2007.

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

The Gambaro Property

      On October 13, 2006, we entered into an Option Agreement (the "Trimark Agreement") with Trimark Explorations Ltd. and its wholly-owned subsidiary, Gambaro Resources Limited (together referred to herein as "Trimark"), whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania (the "Gambaro Property"). The Gambaro Property consists of approximately 170 square kilometers in the southwestern part of Tanzania which is located on the East Coast of Africa. The Gambaro Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium. Under the terms of the Trimark Agreement, Trimark has granted us the sole and exclusive option to acquire up to a 100% undivided interest in and to the Gambaro Property, by making the following cash payments totaling $100,000 over a three year period: (i) $25,000 within 45 days of signing the Trimark Agreement (which has been extended up to an additional 30 days or 5 days after the issuance of an exploration and prospecting license, whichever occurs first);
(ii) an additional $35,000 within two years of signing of the Trimark Agreement; and (iii) an additional $40,000 within three years of signing of the Trimark Agreement.

      Pursuant to the Trimark Agreement, we must also complete the following cumulative exploration expenditures on the Gambaro Property totaling $1,000,000 over a 36 month period: (i) $100,000 in cumulative exploration expenditure within the first 12 months after signing the Trimark Agreement; (ii) $500,000 in cumulative exploration expenditures within 24 months of signing of the Trimark Agreement; and (iii) $1,000,000 in cumulative exploration expenditures within 36 months of signing of the Trimark Agreement. If 36 months after the date of the Trimark Agreement, we have not completed exploration expenses of $1,000,000, we may still earn our 100% interest in the Gambaro Property if we issue in favor of Trimark payments totaling up to 1,000,000 of our shares of common stock or cash of up to $1,000,000 at our sole option less the cumulative exploration expenditures already paid and/or met on the Gambaro Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period, provided, however, that the shares shall not be valued at less then $1.00 per share. In the event such shares are valued at less then $1.00, we may still execute this buyout using cash.

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

      During fiscal 2007, we performed initial exploration work on the Gambaro Property consisting of radiometric data interpretation performed in Toronto, Ontario. After this was completed, some early field reconnaissance work was performed with the assistance of a hand held scintilometer. Once further uranium anomalies were confirmed, we commissioned a helicopter aerial survey to be performed, which was done following the end of fiscal 2007. Exploration expenditures during fiscal 2007 amounted to US $107,979.

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

      Under the terms of the NPK Agreement, NPK has granted us the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment to NPK of $25,000 US within five days of signing the NPK Agreement. We paid $15,000 during the quarter ended June 30, 2007 and paid the balance of $10,000 in July 2007. The Company shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing. We shall maintain its 75% interest in the NPK Property after we pay the $25,000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling $150,000 US over a 36 month period: (i) $50,000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,00 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and
(iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement. If 36 months after the date of the NPK Agreement, we have not completed exploration expenses of $150,000, we may still maintain our 75% interest in the NPK Property if we issue in favor of NPK payments totaling up to $150,000 shares of common stock of the Company or cash of up to $150,000 US at our sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

      Once we have vested and maintained our 75% interest in the project (i.e. by spending $150,000 on the project within three years), the parties shall enter into a joint venture agreement and shall share proportionally in all exploration costs and payments subject to standard dilution terms.

      In addition, once we have earned our 75% interest in the NPK Property, for a one year period from date of earn in, NPK shall be entitled to convert its 25% ownership of the NPK Property into common stock of the Company at the fair market value for NPK's 25% ownership of the NPK Property. The fair market value of the NPK Property shall be determined by the parties and if they cannot agree, shall be determined by three experts. Should NPK convert its 25% ownership into shares of common stock of the Company, then we shall own 100% of the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the election period, provided, however, that the shares shall not be valued at less than $1.00 per share.

      We may terminate the NPK Agreement at any time by giving written notice to NPK of the termination of the NPK Agreement. If we fail to make any payment (optional, discretionary or otherwise) or fails to do anything on or before the last day provided for such payment or performance under the NPK Agreement, NPK may terminate the NPK Agreement but only if: (i) NPK has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance. Should the Company fail to comply with the foregoing, NPK may thereafter terminate the NPK Agreement by notice to the Company. Upon the termination of the NPK Agreement, we shall forfeit any and all interest in the NPK Property and shall cease to be liable to NPK.

      During the fourth quarter of fiscal 2007, we performed some early reconnaissance and mapping work on the NPK Property. There was also some radiometric interpretation done using old data from the Ugandan Geological survey. Exploration expenditures during fiscal 2007 amounted to US $29,600.

The Karoo Project

      Subsequent to the fiscal year ended September 30, 2007, and on October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. ("Pinewood") to earn a 75% interest in the "Karoo" Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania (the "Karoo Property").

      Under the terms of the letter of intent, we may earn a 75% interest in the Karoo Property by making a cash payment of $50,000.00 within five days of signing a definitive agreement. We must also make all property payments and taxes to keep the Karoo Property in good standing. We will be responsible for funding all exploration costs until we have earned our 75% interest, after which time the costs shall be shared proportionally. At the first, second and third anniversary of the agreement, we must also pay to Pinewood $5,000, $10,000 and $15,500 per retained license for each of the 18 properties included in the Karoo Property. However, the Company, in its sole discretion, may abandon payments for a property if it chooses not to proceed with a Karoo Property. The Company may also make payments for the retained license by way of restricted shares, the terms and mechanisms of which will be contained in the definitive agreement. We must also issue to Pinewood 150,000 restricted shares payable over a 12-month period, 50,000 due 30 days after signing the definitive agreement, 50,000 shares within 6 months of signing the definitive agreement and 50,000 shares within 12 months of signing the definitive agreement.

      The Company may earn up to a 100% interest in the property upon issuing Pinewood restricted shares subject to valuations of the Karoo Property, the terms and mechanisms of which will be contained in the definitive agreement.

      We are presently conducting due diligence on the Karoo Property and no definitive agreement has been signed as yet. No assurance can be given that a definitive agreement will be signed or that we will be able to make the payments and expenditures contemplated by the letter of intent.

Our Prior Business - The Marina and Convenience Store

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

      On November 16, 2006, we entered into an Asset Purchase Agreement (the "Fraser River Agreement") with Fraser River Metals Depot Inc., a private Canadian corporation ("Fraser River"), pursuant to which on the same date we sold and transferred to Fraser River all of our assets relating to the Company's boat launch, parking lot, marina and convenience store business described above (the "Transferred Business"). The Fraser River Agreement provided that the purchase price for the Transferred Business was the sum of US$ 2.00 and other valuable consideration, including the termination and cancellation of the Company's obligation (the "Obligation") to issue to Fraser River 250,000 shares of Common stock of the Company which were to be issued to Fraser River pursuant to that certain Asset Purchase Agreement dated March 31, 2004 which Obligation is terminated, cancelled and of no further force and effect.

      Pursuant to the Fraser River Agreement, the following assets were sold and transferred to Fraser River: (i) the lease agreement, dated March 31, 2004, between Fraser River, as landlord, and Brownsville, as tenant (the "Fraser River Lease"); (ii) all inventory, furniture, fixtures, equipment, machinery and other tangible personal property at 23227 Dogwood Avenue, Maple Ridge, British Columbia, Canada; (iii) all books of account, general, financial, tax and personnel records, invoices, supplier lists, correspondence and other documents, records and files and all computer software and programs and any rights thereto relating to the Transferred Business; and (iv) all rights under all contracts, subcontracts, licenses, sublicenses, agreements, leases, purchase orders, customer orders, commitments and similar binding arrangements of Brownsville relating to the Transferred Business. In addition, Fraser River agreed to assume and shall pay, perform and discharge all liabilities of the Company arising out of or relating to the Transferred Business, including all pre-existing contracts, agreements and purchase orders and loan agreements entered into by us prior to the date of the Fraser River Agreement.

      There is no material relationship between the Company or its affiliates and Fraser River other than in respect of the Fraser River Agreement and the Fraser River Lease (which was transferred to Fraser River pursuant to the Fraser River Agreement).

      Our Board of Directors determined that it was in the best interests of the Company to discontinue and sell the Transferred Business due to continual losses the business has suffered since its inception and due to the recent change in direction taken by us resulting from the Trimark Option Agreement described above and entered into on October 13, 2006 with Trimark, whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Property.

Competition

      We are an exploration stage company. We expect to face significant competition in our business of exploration and mining, a business in which we will compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we will compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

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

      LACK OF SUCCESSFUL OPERATING HISTORY; NEW BUSINESS. We commenced business in September 2003 in order to operate a boat launch, parking lot, marina and convenience store. Subsequent to the end of the 2006 fiscal year, and in November 2006, we sold this business. Such business had suffered continual losses since its inception. In October 2006, we were granted the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania. In June 2007, we were granted the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda. As a result of this change of direction, our business focus is now exploration and mining, a business in which we have no operating history. Due to this lack of operating history, the Company and our prospects must be considered in light of the risks, uncertainties, expenses and difficulties frequently encountered by companies in their early stages of development. There is nothing at this time upon which to base an assumption that our exploration and mining prospects will prove successful, and there is no assurance that we will be able to operate profitably.

      NEED FOR ADDITIONAL FINANCING. We are in the exploration stage and have not yet realized revenues from our planned operations. We have incurred a net loss from continuing and discontinued operations of $488,307 for the year ended September 30, 2007. At September 30, 2007, we had an accumulated deficit of $548,121. We have funded operations through the issuance of capital stock. In January 2007, we received stock subscriptions for issue of our common stock for gross proceeds of $75,000. Further, in April 2007, we received an additional stock subscription of $600,000. We plan is to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities. No assurance can be given, however, that we will be able to obtain additional financing or that our mining activities will be successful.

      DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN. As stated above, we are now an exploration stage mining company and have not realized any revenues from our operations. We are primarily engaged in the acquisition, exploration and development of uranium mining properties in Africa. Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. There are certain conditions prevailing which cast substantial doubt as to the validity of using the going concern assumption.

      THE EXPLORATION AND MINING INDUSTRY IS HIGHLY COMPETITIVE. We expect to face significant competition in our business of exploration and mining, a business in which we will compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we will compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.

      WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED. We rely heavily on our Chief Executive Officer, Adam R. Cegielski, for our success. His experience and input create the foundation for our business and he is responsible for the directorship and control over our exploration activities. We do not currently have an employment agreement or "key man" insurance policy on Mr. Cegielski. Moving forward, should we lose the services of Mr. Cegielski, for any reason, we will incur costs associated with recruiting a replacement and delays in our operations. If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities.

      WE MAY NOT BE ABLE TO MAKE THE REQUIRED PAYMENTS UNDER THE OPTION AGREEMENT. On October 13, 2006, we entered into an Option Agreement (the "Trimark Agreement") with Trimark Explorations Ltd. and its wholly-owned subsidiary, Gambaro Resources Limited, whereby we were granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania. On June 26, 2007, we entered into an Option Agreement (the "NPK Agreement") with NPK Resources Ltd. ("NPK"), whereby NPK granted us the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda. Pursuant to the Trimark Agreement and NPK Agreement, we must make certain cash payments and we must complete certain exploration expenditures. If we are unable to make these payments or complete such required exploration expenditures, we could lose our interests in such mining properties.

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

      BECAUSE OF THE INHERENT DANGERS INVOLVED IN MINERAL EXPLORATION, THERE IS A RISK THAT WE MAY INCUR LIABILITY OR DAMAGES AS WE CONDUCT OUR BUSINESS. The search for valuable minerals involves numerous hazards. As a result, we may become subject to liability for such hazards, including pollution, cave-ins and other hazards against which we cannot insure or against which we may elect not to insure. At the present time, we have no coverage to insure against these hazards. The payment of such liabilities may result in our inability to complete our planned exploration program and/or obtain additional financing to fund our exploration program.

      OUR CHIEF EXECUTIVE OFFICER CAN VOTE AN AGGREGATE OF 46.6% OF OUR COMMON STOCK AND CAN THEREFORE EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS. Adam R. Cegielski, our Chief Executive Officer can vote an aggregate of 30,000,000 shares or approximately 46.6% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise significant control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control. Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors. Additionally, it will be difficult if not impossible for investors to remove Mr. Cegielski as a director of the Company, which will mean he will remain in control of who serves as officers of the Company as well as whether any changes are made in the Board of Directors. As a potential investor in the Company, you should keep in mind that even if you own shares of the Company's Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

      WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE. We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

      THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE. We currently anticipate that the market for our common stock will remain limited, sporadic, and illiquid until such time as we generate significant revenues, if ever, and that the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to the risk factors set forth in this report as well as the depth and liquidity of the market for our common stock, investor perceptions of the Company, and general economic and similar conditions. In addition, we believe that there are a small number of market makers that make a market in our common stock. The actions of any of these market makers could substantially impact the volatility of the Company's common stock.

      OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny Stock, which is traded on the OTCBB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the "penny stock" rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers. For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer's account by obtaining information concerning the customer's financial situation, investment experience and investment objectives. The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission's rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock. In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company's Common Stock.

      LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES. Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in the Company's Common Stock at optimum prices.

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

Item 2. Description of Property.

      We currently maintain our offices at First Canadian Place, 100 King Street West, Suite 5700, Toronto, Ontario, Canada M5X 1K7, within the offices of another company controlled by Adam R. Cegielski on a month-to-month basis at a monthly rental of $400.

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

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters and
        Small Business Issuer Purchases of Equity Securities.

Market Information

      Our common stock is presently listed on the OTC Bulletin Board under the symbol "URHN". Prior to our name change to Uranium Hunter Corporation which occurred on February 14, 2007, we were listed under the symbol "BVLL" since July 26, 2006. Prior thereto, we were listed under the symbol "BWVL". Our common stock has been listed on the OTC Bulletin Board since January 2006. Prior to February 14, 2007, there was no active trading in our common stock. The following table sets forth the range of high and low bid prices per share of the common stock for each of the quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period                                            Bid Prices
------                                            ----------

Year ended September 30, 2007:                  High        Low
------------------------------                  ----        ---

Oct. 1, 2006 to Dec. 31, 2006                   $1.05       $1.05
Jan. 1, 2007 to March 31, 2007                  $1.75       $0
April 1, 2007 to June 30, 2007                  $1.40       $0.95
July 1, 2007 to Sept. 30, 2007                  $1.41       $0.82

Year ended September 30, 2006:                  High        Low
------------------------------                  ----        ---

Oct. 1, 2005 to Dec. 31, 2005                   $0          $0
Jan. 1, 2006 to March 31, 2006                  $0          $0
April 1, 2006 to June 30, 2006                  $0          $0
July 1, 2006 to Sept. 30, 2006                  $1.25       $0

Holders

      As of December 27, 2007, there were approximately 30 stockholders of record of the Company's Common Stock. This does not reflect persons or entities that hold their stock in nominee or "street name".

Dividends

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

Recent Sales of Unregistered Securities

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

Equity Compensation Plan Information

                                                                            Number of securities
                          Number of securities                              remaining available for
                          to be issued upon        Weighted-average         future issuance under
                          exercise of              exercise price of        equity compensation plans
                          outstanding options,     outstanding options,     (excluding securities reflected
Plan category             warrants and rights(a)   warrants and rights(b)   in column(a))(c)
-------------             ----------------------   ----------------------   ----------------

Equity compensation
plans approved by
security holders          -0-                      -0-                      -0-

Equity compensation
plans not approved
by security holders       -0-                      -0-                      2,000,000(1)

Total                     -0-                      -0-                      2,000,000

----------
(1) The Company adopted the 2007 Non-Qualified Stock Option Plan during the quarter ended June 30, 2007. The aggregate number of shares which may be issued by the plan is 2,000,000. The purchase price per share of common stock deliverable upon the exercise of the option shall be determined by the Board of Directors. The exercise price of each non-qualified option granted under the plan shall in no event be less than the fair market value of Company's common stock on the date the non-qualified option is granted. The Company has not granted any options as of September 30, 2007.

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

      On October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. to earn a 75% interest in the "Karoo" Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania. See "The Karoo Project" below.

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

      Under the terms of the NPK Agreement, NPK has granted us the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment to NPK of $25,000 US within five days of signing the NPK Agreement. We paid $15,000 during the quarter ended June 30, 2007 and paid the balance of $10,000 in July 2007. We shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing. We shall maintain its 75% interest in the NPK Property after we pay the $25,000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling $150,000 US over a 36 month period: (i) $50,000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,00 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and
(iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement. If 36 months after the date of the NPK Agreement, we have not completed exploration expenses of $150,000, we may still maintain its 75% interest in the NPK Property if we issue in favor of NPK payments totaling up to $150,000 shares of common stock of the Company or cash of up to $150,000 US at our sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

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

      The Karoo Project

      Subsequent to the fiscal year ended September 30, 2007, and on October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. to earn a 75% interest in the "Karoo" Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania (the "Karoo Property"). We are presently conducting due diligence on the Karoo Property and no definitive agreement has been signed as yet. No assurance can be given that a definitive agreement will be signed or that we will be able to make the payments and expenditures contemplated by the letter of intent.

Results of Operations

      We are now an exploration stage mining company and have not realized any revenues from such operations. We were incorporated in September 2003 in order to operate a boat launch, parking lot, marina and convenience store. We operated such business until November 16, 2006 on which date it was sold to Fraser River Metals Depot Inc. Prior year figures have been reclassified in the balance sheet, income statement and the statement cash flows to reflect the operations of the boat launch and convenience store business as discontinued operations.

      Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. There are certain conditions prevailing which cast substantial doubt as to the validity of using the going concern assumption.

      Total operating expenses were $494,316 for the year ended September 30, 2007 and $494,316 cumulatively since inception of exploration. General and administrative expenses were $306,461 and project expenses were $187,579 for the year ended September 30, 2007 as well as cumulatively since inception of exploration. There were no comparable expenses in the year ended September 30, 2006 which was prior to our being an exploration mining company.

      For the year ended September 30, 2007, we had a net loss of $488,307 from continuing and discontinued operations as compared to a net loss of $15,699 for the year ended September 30, 2006. During the year ended September 30, 2006, we had a loss only from discontinued operations for $15,699. Such increase in net loss for the year ended September 30, 2007 compared to the prior year is primarily due to the costs associated with our change in direction and mining business.

Liquidity and Capital Resources

      On September 30, 2007, we had working capital of $155,513 and a stockholders' equity of $159,379, compared to a working capital deficit of $14,314 and a stockholder's deficit of $2,314 on September 30, 2006. On September 30, 2007, we had $229,524 in cash and cash equivalents, total assets of $247,159and total liabilities of $87,780, compared to $1,720 in cash and cash equivalents, total assets of $36,856 and total liabilities of $39,170 on September 30, 2006.

      Cash used for operating activities for the year ended September 30, 2007 was $(425,054) primarily due to a net loss of $(494,316) for the year ended September 30, 2007 adjusted for changes in non-cash working capital for continuing and discontinued operations. Cash used in operating activities for the year ended September 30, 2006 was $(15,724) due to net cash used in discontinued operations of $(15,724). Cash provided by financing activities was $657,000 for the year ended September 30, 2007, compared to $9,000 provided by financing activities for the year ended September 30, 2006. Such change was due to stock subscriptions of $675,000 received during the year ended September 30, 2007 offset by a repayment of loans to related parties of $18,000 during that period, compared to loans received from related parties of $9,000 and no stock subscriptions during the year ended September 30, 2006. Net cash used in investing activities was $4,142 for the year ended September 30, 2007 due to the acquisition of plant and equipment compared to no investing activities for the year ended September 30, 2006.

      As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We have incurred a loss of $488,307 for the year ended September 30, 2007. At September 30, 2007, we had an accumulated deficit of $548,121. We have funded operations through the issuance of capital stock. In January 2007, we received stock subscriptions for the issuance of our common stock for gross proceeds of $75,000. Further, in April 2007, we received an additional stock subscription of $600,000. We intend to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities. We can make no assurance, however, we will be able to raise additional funds on terms acceptable to the Company or that our mining activities will be commercially successful.

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

Significant Accounting Policies

      Our discussion and analysis of the Company's financial condition and results of operations are based upon our financial statements which have been prepared in conformity with U.S. generally accepted accounting principles. Our significant accounting policies are described in Note 3 to the financial statements included elsewhere herein. The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations. These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

      Mineral property costs - The Company has been in the exploration stage since January 1, 2007, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets:
Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets' proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company being a junior mining Company, is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserve. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

      Revenue recognition - Revenue is recognized when the metals are extracted, processed and sold. We will record revenues from the sale of uranium or other metals when delivery to the customer has occurred, collectability is reasonably assured and title has transferred.

      Plant, Property and Equipment - Our fixed assets are stated at cost less accumulated depreciation.

Recent Accounting Pronouncements

      In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

      In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

      In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

      In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") - the fair value option for financial assets and liabilities including in amendment of SFAS
115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

      In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

      In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009.

      In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009

Item 7. Financial Statements.

      See the Financial Statements annexed to this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      (a) Effective as of November 19, 2007, Gordon K.W. Gee Ltd. resigned as the principal independent accountants of the Company. Gordon K.W. Gee Ltd. has been the Company's principal independent accountants since July 31, 2006 and audited the financial statements of the Company for the year ended September 30, 2006.

      For the year ended September 30, 2006, the report of the former independent accountants, Gordon K.W. Gee Ltd., contained no adverse opinion, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, except for a "going concern" opinion issued in its report for the year ended September 30, 2006.

      During the Company's two most recent fiscal years and any subsequent interim period preceding the date hereof, there were no disagreements with the former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants would have caused it to make reference to the subject matter of the disagreements in connection with its report.

      During the Company's two most recent fiscal years and any subsequent interim period preceding the date hereof, there were no reportable events (as described in paragraph 304(a)(1)(iv)(B) of Regulation S-B).

      (b) Effective as of December 10, 2007, the Company engaged Schwartz Levitsky Feldman LLP, 1167 Caledonia Road, Toronto, Ontario M6A 2X1 Canada, as its principal independent accountants to audit the financial statements of the Company. The engagement was approved by the Company's Board of Directors.

      During the Company's two most recent fiscal years, and any subsequent period prior to engaging Schwartz Levitsky Feldman LLP, neither the Company nor, to the best of the Company's knowledge, anyone acting on the Company's behalf, consulted Schwartz Levitsky Feldman LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's financial statements, and Schwartz Levitsky Feldman LLP did not provide either a written report or oral advice to the Company that Schwartz Levitsky Feldman LLP concluded was an important factor considered by the Company in reaching a decision as to any accounting, auditing, or financial reporting issue; or (ii) any matter that was subject of a disagreement with the former accountant or a reportable event (as described in paragraph 304(a)(1)(iv) of Regulation S-B).

Item 8A. Controls and Procedures.

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

      There have been no changes in internal control over financial reporting that occurred during the fiscal year covered by this report that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Item 8B. Other Information.

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

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

                              Present Position              Has Served as
Name              Age         and Offices                   Director Since
----              ---         -----------                   --------------

Adam R. Cegielski 31          President, Chief Executive    April 2006
                              Officer, Secretary and
                              Treasurer

Rakesh Malhotra   51          Chief Financial Officer       March 2007

Howard Barth      55          Director                      March 2007

Ghaith Qamheiah   29          Director                      March 2007

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

      ADAM R. CEGIELSKI has been the Company's President, Chief Executive Officer, Secretary and Treasurer and a director since April 2006. Since March 2001, he has been self employed as the owner/operator of Insight Consulting, which is a company owned by Mr. Cegielski which has provided management consulting services to IBI Corporation, a company specializing in mining. In addition, since March 2006, Mr. Cegielski has been Chief Executive Officer, President, Principal Accounting Officer, Treasurer, Secretary and director of GoldMountain Exploration Corporation, formerly known as Konigsberg Corp. Mr. Cegielski is a graduate of the University of Guelph in Ontario, Canada where he acquired his Bachelor of Science, Honours degree from the College of Physical and Engineering Science in Applied Biochemistry.

      RAKESH MALHOTRA has been the Company's Chief Financial Officer since March 2007. Mr. Malhotra is a United States certified public accountant and a Canadian Chartered Accountant with considerable finance and accounting experience. Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm, A.F. Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India. Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position. He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of pubic companies and now works as a consultant to various public companies. Mr. Malhotra has more than 20 years of experience in accounting and finance.

      HOWARD BARTH has been a director of the Company since March 2007. He graduated with a B.A. in Geography at York University in Toronto, Ontario. He continued his studies at York University through the Schulich School of Business and graduated with a Masters degree in Business Administration in 1976. Upon graduation, Mr. Barth worked for William Eisenburg & Company (now PriceWaterhouseCoopers), a large Toronto accounting firm and attained his C.A. designation. After spending the next few years working with different firms in the Greater Toronto area, Mr. Barth started his own accounting practice in 1984 and subsequently expanded his firm by adding two partners. In his 25 years of public practice, Mr. Barth has had direct involvement in a number of industries and is familiar with all aspects of accounting for small to medium sized business. His diverse clientele includes businesses in the construction, retail, manufacturing and restaurant sectors. Since 1979, Mr. Barth has been a member of the Canadian Institute of Chartered Accountants and the Ontario Institute of Chartered Accountants. He is currently a director of Yukon Gold Corporation, Inc.

      GHAITH QAMHEIAH has been a director of the Company since March 2007. He is a Professional Engineer registered in the Province of Ontario. Mr. Qamheiah earned his Bachelor of Engineering (B.Eng.) degree in Chemical Engineering from McMaster University in Hamilton, Ontario. Mr. Qamheiah has gained several years of practical experience in Canada and abroad in the field of engineering consulting, working specifically with Ontario Power Generation, Bruce Power, Atomic Energy of Canada, and Canadian Nuclear Safety Commission. Over the years, Mr. Qamheiah has in addition, contributed his expertise along side committee members charged with the drafting of new regulations governing the safety design, construction, refurbishment, commissioning and decommissioning of nuclear power generating stations in Canada.

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

      Based solely on the Company's review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended September 30, 2007, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that Rakesh Malhotra filed a Form 3 late relating to his appointment as Chief Financial Officer of the Company; and each of Howard Barth and Ghaith Qamheiah has not yet filed a Form 3 relating to his appointment as a director of the Company although we understand that such reports will be filed as promptly as possible following the filing of this Form 10-KSB.

Code of Ethics

      The Board of Directors has adopted a Code of Ethics applicable to its senior financial officers, employees and principal executive officers, which is designed to serve as the basis for managing the Company's business, for meeting the Company's duties to its stockholders, and for maintaining compliance with financial reporting requirements. A copy of the Code of Ethics has been filed with will be provided to any person without charge upon written request to the Company at its executive offices, First Canadian Place, 100 King Street West, Suite 5700, Toronto, Ontario, Canada M5X 1K7.

Item 10. Executive Compensation.

      The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended September 30, 2007 and September 30, 2006, of those persons who were, at September 30, 2007 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

                                Summary Compensation Table

------------------------------------------------------------------------------------------------------------------------------------
Name and Principal    Year     Salary       Bonus    Stock      Option    Non-Equity      Nonqualified      All Other        Total
Position                       ($)          ($)      Awards     Awards    Incentive       Deferred          Compensation
                                                     ($)        ($)       Plan            Compensation      ($)
                                                                          Compensation    Earnings ($)
                                                                          ($)
------------------------------------------------------------------------------------------------------------------------------------
Adam R.               2007     $0           $0       $0         $0        $0              $0                $62,179(2)       $62,179
Cegielski(1),         2006     $0           $0       $0         $0        $0              $0                $0               $0
President, Chief
Executive Officer,
Secretary and
Treasurer
------------------------------------------------------------------------------------------------------------------------------------

----------
(1)   Mr. Cegielski has served in these positions since April 21, 2006.

(2) The Company expensed $62,179 as a management fee to Mr. Cegielski during the year ended September 30, 2007.

      None of the former executive officers of the Company received any compensation for the fiscal year ended September 30, 2006.

Compensation of Directors

      At the present time, directors receive no cash compensation for serving on the Board of Directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth, as of September 30, 2007, certain information with regard to the record and beneficial ownership of the Company's Common stock by (i) each stockholder owning of record or beneficially 5% or more of the Company's Common stock, (ii) each director of the Company, (iii) the Company's Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the "named executive officers"), and (iv) all executive officers and directors of the Company as a group:

                                    Amount and Nature           Percent
Name of Beneficial Owner            of Beneficial Ownership     of Class
------------------------            -----------------------     --------

Adam R. Cegielski(1)                30,000,000                  46.6%

All Executive Officers and
Directors as a Group (1 person)     30,000,000                  46.6%

----------
(1) The address for Mr. Cegielski is First Canadian Place, 100 King Street West, Suite 5700, Toronto, Ontario, Canada M5X 1K7.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

      During the year ended September 30, 2007, all loans from related parties were paid. We also expensed $62,179 as a management fee to our Chief Executive Officer and expensed $11,585 as a fee to our Chief Financial Officer during the year ended September 30, 2007.

      Other than the foregoing, since October 1, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

      Our board of directors currently consists of three. They are Adam R. Cegielski, Howard Barth and Ghaith Qamheiah. Mr. Cegielski is the Company's President, Chief Executive Officer, Secretary and Treasurer. Messrs. Barth and Qamheiah are independent directors. We have determined their independence using the definition of independence set forth in NASD Rule 4200.

Item 13. Exhibits.

                                                               Incorporated by
Exhibit No.  Name of Exhibit                                   Reference to
-----------  ---------------                                   ------------

3.1          Articles of incorporation                         Exhibit 3.1 (1)
3.2          Amended and Restated Bylaws                       Exhibit 3.1 (2)
3.3          Certificate of Change filed with the Secretary
             of State of Nevada on  July 13, 2006 and
             effective on July 26, 2006                        Exhibit 99.1 (3)
3.4          Certificate of Change filed with the Secretary
             of State of Nevada effective on February 14,
             2007                                              Exhibit 99.1 (4)
3.5          Certificate of Amendment filed with the
             Secretary of State of Nevada effective on
             February 14, 2007                                 Exhibit 99.2 (4)
10.1         Asset Purchase Agreement dated March 31, 2004     Exhibit 10.1 (1)
10.2         Lease Agreement dated March 31, 2004              Exhibit 10.2 (1)
10.3         Stock Purchase Agreement dated as of April 21,
             2006 by and among Xuxin Shao, Shao Hui Chen,
             Brownsville Company and Adam Cegielski            Exhibit 10.1 (5)

10.4         Option Agreement between Trimark Explorations
             Ltd.and Gambaro Resources Limited, and
             Brownsville Company                               Exhibit 10.1 (6)
10.5         Asset Purchase Agreement by and between
             Brownsville Company and Fraser River Metals
             Depot Inc. dated November 16, 2006                Exhibit 10.1 (7)
10.8         Option Agreement between NPK Resources Ltd.
             and  Uranium Hunter Corporation                   Exhibit 10.1 (8)
31.1         Certification of Chief Executive Officer
             pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002 (Rules 13a-14 and 15d-14 of the
             Exchange Act)                                     *
31.2         Certification of Principal Financial Officer
             pursuant to Section 302 of the Sarbanes-Oxley
             Act of 2002 (Rules 13a-14 and 15d-14 of the
             Exchange Act)                                     *
32.1         Certification pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)       *

----------
*     Filed herewith.

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

(4) Filed as an exhibit to the Company's Current Report on Form 8-K filed on February 15, 2007, and incorporated by reference herein.

(5) Filed as an exhibit to the Company's Current Report on Form 8-K filed on April 27, 2006, and incorporated by reference herein.

(6) Filed as an exhibit to the Company's Current Report on Form 8-K filed on October 16, 2006, and incorporated by reference herein.

(7) Filed as an exhibit to the Company's Current Report on Form 8-K filed on November 17, 2006, and incorporated by reference herein.

(8) Filed as an exhibit to the Company's Current Report on Form 8-K filed on July 2, 2007, and incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

      The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2007 and September 30, 2006:

Fee Category                                2007 Fees          2006 Fees
------------                                ---------          ---------

Audit Fees                                  $22,250*           $17,181
Audit Related Fees                          $0                 $0
Tax Fees                                    $0                 $0
All Other Fees                              $0                 $0

Total Fees                                  $22,250            $17,181

      * Includes fees paid to the previous auditor and accrued for the current auditor

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


                                          URANIUM HUNTER CORPORATION
                                          (Registrant)


                                     By:  /s/ Adam R. Cegielski
                                          ---------------------
                                          Adam R. Cegielski,
                                          President and Chief Executive Officer


                                   Dated: December 31, 2007
                                          -----------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                 Title                                    Date
---------                 -----                                    ----


/s/ Adam R. Cegielski    President, Chief Executive Officer        12/31/2007
---------------------    and Director                              ----------
Adam R. Cegielski        (Principal Executive Officer)


/s/ Rakesh Malhotra      Chief Financial Officer                   12/31/2007
-------------------      (Principal Financial Officer)             ----------
Rakesh Malhotra


/s/ Howard Barth         Director                                  12/31/2007
----------------                                                   ----------
Howard Barth


/s/ Ghaith Qamheiah      Director                                  12/31/2007
-------------------                                                ----------
Ghaith Qamheiah

                           URANIUM HUNTER CORPORATION
                         (FORMERLY BROWNSVILLE COMPANY)
                         (AN EXPLORATION STAGE COMPANY)

                        CONSOLIDATED FINANCIAL STATEMENTS

              YEARS ENDED SEPTEMBER 30, 2007 AND SEPTEMBER 30, 2006

                        (Amounts expressed in US Dollars)


                                    CONTENTS

Report of Independent Registered Public Accounting Firm for the
year ended September 30, 2007                                                 2

Report of Independent Registered Public Accounting Firm for the
year ended September 30, 2006                                                 3

Consolidated Balance Sheets as of September 30, 2007 and September 30, 2006   4

Consolidated Statements of Operations and Comprehensive loss for years ended September 30, 2007 and September 30, 2006 and the period
from inception of exploration (January 1, 2007) to September 30, 2007         5

Consolidated Statements of Changes in Stockholders' Equity (Deficiency)
for the years ended September 30, 2007 and September 30, 2006                 6

Consolidated Statements of Cash Flows for the years ended
September 30, 2007 and September 30, 2006 and from inception of
exploration (January 1, 2007) to September 30, 2007                           7

Notes to Consolidated Financial Statements                               8 - 20

      [LETTERHEAD OF SCHWARTZ LEVITSKY FELDMAN LLP, CHARTERED ACCOUNTANTS]


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Uranium Hunter Corporation (formerly Brownsville Company)
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheet of Uranium Hunter Corporation (formerly Brownsville Company) (an Exploration Stage Company) as at September 30, 2007 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders' equity for the year ended September 30, 2007 and for the period from inception of exploration (January 1, 2007) to September 30, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Hunter Corporation (formerly Brownsville Company) as at September 30, 2007 and the results of its operations and its cash flows for the year ended September 30, 2007 and for the period from inception of exploration (January 1, 2007) to September 30, 2007 in accordance with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plan regarding these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty

The consolidated financial statements of Uranium Hunter Corporation (formerly Brownsville Company) as of September 30, 2006 and for the year then ended were audited by another auditor whose report dated December 22, 2006 except for note 7 which is dated December 21, 2007 expressed an opinion without qualification on those financial statements.


                               /s/ SCHWARTZ LEVITSKY FELDMAN LLP


Toronto, Ontario, Canada                             Chartered Accountants
December 21, 2007                              Licensed Public Accountants

              [LETTERHEAD OF GORDON K.W. GEE, CHARTERED ACCOUNTANT]


            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Shareholders and Directors of Uranium Hunter Corporation
(formerly Brownsville Company) (A Nevada Corporation)

I have audited the accompanying balance sheet of Uranium Hunter Corporation (formerly Brownsville Company) (A Nevada Corporation) as of September 30, 2006, and the related statements of operations, retained earnings, cash flow and changes in stockholders' equity for the year ended September 30, 2006. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Uranium Hunter Corporation (formerly Brownsville Company) (A Nevada Corporation) as of September 30, 2006, and the results of its operations, deficit, and its cash flows for the year ended September 30, 2006 in conformity with U.S. generally accepted accounting principles. The opening deficit was reported on by another independent registered public accounting firm, and as a result these financial statements do not report on the opening deficit amount.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, conditions exist which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Vancouver, British Columbia, Canada             /s/ Gordon K.W. Gee
December 22, 2006                               Chartered Accountant
December  21, 2007(Note 7)

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Consolidated Balance Sheets
As at September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

                                                                Sept 30,   Sept 30,
                                                                  2007       2006
                                                                    $          $
====================================================================================
                                     ASSETS
Current
    Cash and cash equivalents ..............................    229,524       1,720
    Prepaid expenses and other receivables .................     13,769          --
    Discontinued Operations (Note 7) .......................         --      23,136
                                                               --------    --------

Total Current Assets .......................................    243,293      24,856
Plant and Equipment, net (Note 3) ..........................      3,866          --
Discontinued Operations (Note 7) ...........................         --      12,000
                                                               --------    --------

Total Assets ...............................................    247,159      36,856
                                                               ========    ========

                                   LIABILITIES
Current
    Accounts payable and accrued liabilities ...............     87,780          --
    Discontinued Operations (Note 7) .......................         --      21,170
    Loans from related parties .............................         --      18,000
                                                               --------    --------

Total Current Liabilities ..................................     87,780      39,170
                                                               --------    --------

Total Liabilities ..........................................     87,780      39,170
                                                               --------    --------

Going Concern (note 2)

Related Party Transactions (note 9)

Commitments and Contingencies (note 10)

                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (note 5)
   Common stock ............................................     64,320      64,320
Additional Paid-in Capital .................................    643,180      (6,820)
Accumulated Deficit ........................................   (548,121)    (59,814)
                                                               --------    --------

Total Stockholders' Equity (Deficiency) ....................    159,379      (2,314)
                                                               --------    --------

Total Liabilities and Stockholders' Equity (Deficiency) ....    247,159      36,856
                                                               ========    ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Operations and Comprehensive loss
Years ended September 30, 2007 and 2006 and the Period from
Inception of exploration (January 1, 2007) to September 30, 2007
(Amounts expressed in US Dollars)

                                                         Cumulative
                                                            Since
                                                          Inception
                                                       of exploration       2007         2006
================================================================================================
Operating Expenses
   General and administration ......................        306,461        306,461            --
   Project expenses ................................        187,579        187,579            --
   Amortization ....................................            276            276            --
                                                          ---------     ----------    ----------

Total Operating Expenses ...........................        494,316        494,316            --
                                                          ---------     ----------    ----------

Loss from Operations ...............................       (494,316)      (494,316)           --
                                                          ---------     ----------    ----------

Loss before Income Taxes ...........................       (494,316)      (494,316)           --

    Provision for income taxes .....................             --             --            --
                                                          ---------     ----------    ----------

Loss from continuing operations ....................       (494,316)      (494,316)           --
Gain (Loss) from discontinued operations (Note 7) ..             --          6,009       (15,699)
                                                          =========     ==========    ==========

Net Loss ...........................................       (494,316)      (488,307)      (15,699)
Loss per Weighted Average Number
  of Shares Outstanding from
  continuing operations
  -Basic and Diluted ...............................                         (0.01)           --

Loss per Weighted Average Number
  of Shares Outstanding from
  discontinued operations
  -Basic and Diluted ...............................                         (0.00)        (0.00)

Net Loss per Weighted Average Number
  of Shares Outstanding
  -Basic and Diluted ...............................                         (0.01)        (0.00)
                                                                        ==========    ==========

Weighted Average Number
  of Shares Outstanding
  -Basic and Diluted (note 7) ......................                    64,320,000    64,320,000
                                                                        ==========    ==========

The components of comprehensive loss are as follows:                        2007          2006

      Net loss .....................................                     $(488,307)     $(15,699)
      Other comprehensive income (loss)
        foreign currency Translation                                            --            --
      Comprehensive Loss ...........................                     $(488,307)     $(15,699)

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Changes in Stockholders' Equity (Deficiency) For the years ended September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

                                                            Common Stock (a)
                                                        ------------------------     Additional                        Total
                                                            Number                    Paid-in        Accumulated   Stockholders'
                                                          of Shares       Amount     Capital (a)       Deficit        Equity
================================================================================================================================
                                                              #              $           $                $              $

Balance, September 30, 2005 ......................      64,320,000        64,320       (6,820)         (44,115)         13,385

Net loss for the year ended September 30, 2006 ...                                                     (15,699)        (15,699)
                                                        -----------------------------------------------------------------------

Balance September 30, 2006 .......................      64,320,000        64,320       (6,820)         (59,814)         (2,314)

Cancellation of Obligation to issue 250,000
  Common shares for assets acquired ..............                                    (25,000)                         (25,000)

Stock subscriptions received .....................                                    675,000                          675,000

Net loss for the year ended September 30, 2007 ...                                                    (488,307)       (488,307)
                                                        -----------------------------------------------------------------------

Balance September 30, 2007 .......................      64,320,000        64,320      643,180         (548,121)        159,379
                                                        =======================================================================

a)    Common stock and additional paid-in capital have been restated to reflect 3-for-1 and 2-for-1 stock splits on
      July 26, 2006 and February 1, 2007.

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Consolidated Statements of Cash Flows
For the years ended September 30, 2007 and September 30, 2006 and the period from Inception of exploration (January 1, 2007) to September 30, 2007 (Amounts expressed in US Dollars)

                                                              Cumulative
                                                            Since Inception
                                                            of exploration    Sept 30,    Sept 30,
                                                             (Jan 1, 2007)      2007        2006
                                                                   $              $           $
--------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net loss from continuing operations .................      (494,316)      (494,316)        --
    Adjustment for:
      Depreciation ......................................           276            276         --
    Changes in non-cash working capital
      Prepaid expenses ..................................       (13,769)       (13,769)        --
      Accounts payable and accrued liabilities ..........        87,780         87,780         --
      Inventory .........................................            --             --         --
      Accounts Receivable ...............................            --             --         --
                                                              ---------       --------    -------

     Net cash used in continuing operations .............      (420,029)      (420,029)        --
     Net cash provided(used in)discontinued operations ..            --          6,009    (15,724)
       Adjustment for:
         Gain on disposition of asset ...................            --        (13,667)        --
         Depreciation ...................................            --            667         --
       Changes in non-cash working capital
       Accounts Payable and accrued liabilities .........       (15,736)       (21,170)        --
         Inventory ......................................         5,245          6,215         --
         Accounts Receivable ............................        19,454         16,921         --
                                                              ---------       --------    -------
    Net cash used in operating activities ...............      (411,066)      (425,054)   (15,724)
                                                              ---------       --------    -------

Cash Flows from Investing Activities
    Acquisition of plant and equipment ..................        (4,142)        (4,142)        --
                                                              ---------       --------    -------

    Net cash provided (used in) investing activities ....        (4,142)        (4,142)        --
                                                              ---------       --------    -------

Cash Flows from Financing Activities
    Stock subscriptions received ........................       675,000        675,000
                                                                                          -------
    Loans (Repayment) from related parties ..............       (51,750)       (18,000)     9,000
                                                              ---------       --------    -------

    Net cash provided by financing activities ...........       623,250        657,000      9,000
                                                              ---------       --------    -------

Net Change in Cash ......................................       208,042        227,804     (6,724)
Cash - beginning of period ..............................        21,482          1,720      8,445
                                                              ---------       --------    -------

Cash - end of period ....................................       229,524        229,524      1,720
                                                              =========       ========    =======

Supplemental Cash Flow Information
      Interest paid .....................................            --             --         --
      Income taxes paid .................................            --             --         --
                                                              =========       ========    =======

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

1.    Nature of Operations

      Uranium Hunter Corporation (formerly Brownsville Company) was incorporated in the State of Nevada on September 4, 2003. The Company's operation began in May 2004. Since inception, the Company operated a boat launch and convenience store. In October 2006, the Company entered into a letter of intent to acquire a uranium mining property in Tanzania. In November 2006, the Company sold the assets related to the boat launch and convenience store and discontinued this business. Effective January 1, 2007 the Company has changed its primary operation from operating a boat launch to mining exploration.

      Effective February 1, 2007, the Board of Directors changed the name of the corporation from "Brownsville Company" to "Uranium Hunter Corporation".

      The consolidated financial statements include the accounts of Uranium Hunter Corporation (the "Company") and its wholly owned subsidiary Uranium Hunter Corporation (Ontario) (Formerly Brownsville Exploration Inc.) in Canada ("BEI"). All material inter-company accounts and transactions have been eliminated.


2.    Going Concern

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

      The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $488,307 for the year ended September 30, 2007. At September 30, 2007, the Company had an accumulated deficit of $548,121. The Company has funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. Further, in April 2007, the Company received an additional stock subscription of $ 600,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

3.    Summary of Significant Accounting Policies

      The accounting policies of the Company are in accordance with accounting principles generally accepted in the United States of America and their basis of application is consistent with that of the previous year. Outlined below are the significant accounting policies:

      a)    Cash and Cash Equivalents

            Cash consists of cash and cash equivalents, which are short-term, highly liquid investments with original terms to maturity of 90 days or less.

      b)    Short-Term Investments

            Short-term investments include money market instruments and commercial paper carried at the lower of cost and market value.

      c)    Mineral Rights

            The Company has been in the exploration stage since January 1, 2007, and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, "Whether Mineral Rights Are Tangible or Intangible Assets". The Company assesses the carrying costs for impairment under SFAS 144, "Accounting for Impairment or Disposal of Long Lived Assets" at each fiscal quarter end. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets' proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144. The Company being a junior mining Company, is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserve. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off to project expenses. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs then incurred to develop such property will be capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

      d)    Plant and Equipment

            Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

            Computer equipment             20%     declining balance method
            Furniture and fixtures         20%     declining balance method

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

3. Summary of Significant Accounting Policies (cont'd)

      e)    Impairment of Long-lived Assets

            In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. During the year ended September 30, 2007, the Company found no indicators of impairment and thus no impairment test was performed.

      f)    Asset Retirement Obligation

            The Company accounts for asset retirement obligations in accordance with Financial Accounting Standards Board ("FASB") Statement No. 143, "Accounting for Asset Retirement Obligations" ("Statement 143"), which requires that the fair value of an asset retirement obligation be recorded as a liability in the period in which a company incurs the obligation.

      g)    Revenue Recognition

            Revenue is recognized when the metals are extracted, processed, and sold. The Company will record revenues from the sale of uranium or other metals when delivery to the customer has occurred, collectability is reasonably assured and title has transferred.

      h)    Income Taxes

            The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are recorded for differences between the financial statement and tax basis of the assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is recorded for the amount of income tax payable or refundable for the period increased or decreased by the change in deferred tax assets and liabilities during the period.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

3.    Summary of Significant Accounting Policies (cont'd)

      i)    Earnings (Loss) Per Share

            The Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" which requires disclosure in the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at September 30, 2007 and September 30, 2006 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At September 30, 2007 and September 30, 2006, there were no options from the 2007-Non-Qualified Stock Option Plan and no warrants outstanding.

      j)    Fair Value of Financial Instruments

            The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2007 and 2006 the carrying value of financial instruments approximates their fair value due to the short-term maturity of these instruments.

            Commodity Price Risk:
            The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

            Long-term Financial Instruments
            The fair value of each of the Company's long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company's current borrowing rate for similar instruments of comparable maturity would be.

      k)    Stock Based Compensation

            In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 123 (Revised
            2004), "Share-Based Payment" (SFAS 123 (R)). SFAS 123 (R) requires companies to recognize compensation cost for employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The Company adopted the provisions of SFAS 123 (R) on October 1, 2006 using the "modified prospective" application method of adoption which requires the Company to record compensation cost related to unvested stock awards as of September 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. The adoption of this standard did not affect the financial statements for the year ended September 30, 2006, since up to that date, no stock options had been issued. The Company adopted the 2007-Non-Qualified Stock Option Plan during the quarter ended June 30, 2007. The aggregate number of shares which may be issued by the plan is 2,000,000. The purchase price per share of common stock deliverable upon the exercise of the option shall be determined by the board of directors. The exercise price of each non-qualified option granted under the plan shall in no event be less than the fair market value of Company's common stock on the date the non-qualified option is granted. The Company has not granted any options as of September 30, 2007.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

3.    Summary of Significant Accounting Policies (cont'd)

      l)    Concentration of Credit Risk

            SFAS No. 105, "Disclosure of Information about Financial Instruments with Off-Balance Sheet Risk and Financial Instruments with Concentration of Credit Risk", requires disclosure of any significant off-balance sheet risk and credit risk concentration. The Company does not have significant off-balance sheet risk or credit concentration.

      m)    Use of Estimates

            Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals and theuseful lives of plant and equipment.

      n)    Recent Accounting Pronouncements

            In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in enterprises' financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognizing, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

            In September 2006, the FASB issued SFAS No. 157, "Fair Value Measures" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles ("GAAP"), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements, however the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently reviewing the effect, if any, FIN 48 will have on its financial position and operations.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

3.    Summary of Significant Accounting Policies (cont'd)

            In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)". This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multi employer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

            In February 2007, the FASB issued SFAS No. 159 ("SFAS 159") - the fair value option for financial assets and liabilities including in amendment of SFAS 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November15, 2007, and interim periods within those fiscal years. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of FASB Statement No. 157, Fair value measurements. The Company is currently evaluating the impact of SFAS No. 159 on its consolidated financial statements.

            In September 2006, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 (Topic 1N), "Quantifying Misstatements in Current Year Financial Statements" ("SAB No. 108"). SAB No. 108 addresses how the effect of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires SEC registrants (i) to quantify misstatements using a combined approach which considers both the balance sheet and income statement approaches; (ii) to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors; and (iii) to adjust their financial statements if the new combined approach results in a conclusion that an error is material. SAB No. 108 addresses the mechanics of correcting misstatements that include effects from prior years. It indicates that the current year correction of a material error that includes prior year effects may result in the need to correct prior year financial statements even if the misstatement in the prior year or years is considered immaterial. Any prior year financial statements found to be materially misstated in years subsequent to the issuance of SAB No. 108 would be restated in accordance with SFAS No. 154, "Accounting Changes and Error Corrections." Because the combined approach represents a change in practice, the SEC staff will not require registrants that followed an acceptable approach in the past to restate prior years' historical financial statements. Rather, these registrants can report the cumulative effect of adopting the new approach as an adjustment to the current year's beginning balance of retained earnings. If the new approach is adopted in a quarter other than the first quarter, financial statements for prior interim periods within the year of adoption may need to be restated. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The implementation of SAB No. 108 is not expected to have a material impact on the Company's results of operations and financial condition.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

3.    Summary of Significant Accounting Policies (cont'd)

            In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company's fiscal year beginning October 1, 2009.

            In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Company has not yet determined the impact, if any, that SFAS No. 160 will have on its consolidated financial statements. SFAS No. 160 is effective for the Company's fiscal year beginning October 1, 2009

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

4.    Plant and Equipment

      Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

      Computer equipment                 20%       declining balance method
      Furniture and fixtures             20%       declining balance method


------------------------- -------- ------------- --------------- ---------------
                                                 Net Book Value  Net Book Value
                                   Accumulated   (September 30,  (September 30,
As at September 30, 2007  Cost     Amortization  2007)           2006)
------------------------- -------- ------------- --------------- ---------------
Computer  Equipment       $3,120   $208          $2,912          --
------------------------- -------- ------------- --------------- ---------------
Furniture and Fixtures    $1,022   $68           $954            --

Total                     $4,142   $276          $3,866          --
------------------------- -------- ------------- --------------- ---------------

5.    Capital Stock

      Authorized:     450,000,000 common shares $0.001 par value
      Issued:         64,320,000 common shares $0.001 par value

      Year ended September 30, 2006

      On July 26, 2006, the Company, conducted a stock split, resulting in an increase to authorized stock capital from 75,000,000 shares to 225,000,000 shares; and issued stock capital on a one old share for three new shares, (from 10,720,000 shares to 32,160,000 shares.)

      Year ended September 30, 2007

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

      In April 2007, the Company received Stock subscription for $600,000 as part of its effort to raise funds through private placement of shares at $1 per share. 15

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

6.    Income Taxes

      The Company has losses that total $548,121 for income tax purpose that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2007 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

      The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at September 30, 2007 is a result of the following:

      ------------------------------------------------ ------------------------
                                                       September 30, 2007
      ------------------------------------------------ ------------------------
                                                       $
      ------------------------------------------------ ------------------------
      Deferred Tax Assets                              186,361
      ------------------------------------------------ ------------------------
      Valuation Allowance                              (186,361)
      ------------------------------------------------ ------------------------

      Reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended September 30, 2007 is as follows:

      ------------------------------------------------- ------------------------
                                                        September 30, 2007
      ------------------------------------------------- ------------------------

      ------------------------------------------------- ------------------------
      Statutory Federal Income Tax Rate                 34.0%
      ------------------------------------------------- ------------------------
      Valuation Allowance                               (34.0%)
       ------------------------------------------------ ------------------------

      As of September 30, 2007 the Company had approximately $548,121 of federal net operating loss carry forwards available to offset future taxable income which begin to expire during the period 2020 to 2027.

7.    Discontinued Operations

      The Company's operation began in May 2004. Since inception, the Company operated a boat launch and convenience store. In November 2006, the Company sold the assets related to the boat launch and convenience store and discontinued this business.

      On November 17, 2006, the Company entered into an Asset Purchase Agreement with Fraser Rivers Metal Depot Inc. to sell and transfer an undivided, 100% right, title and interest in the assets relating to the Company's boat launch, parking lot, marina and convenience store business located in Maple Ridge, British Columbia. The consideration received by the Company includes the cancellation and termination of the obligation to issue to Fraser River 250,000 common shares of the Company that was scheduled to be issued to Fraser Rivers Metal Depot as par of the Asset Purchase Agreement dated March 31, 2004.

      The details for gain (loss) from discontinued operations are calculated as follows:

                                                              2007        2006
                                                                $           $

      Revenues .........................................      9,948      71,635
      Cost of goods sold ...............................     (3,140)    (43,635)
      Selling expenses .................................       (746)     (5,373)
      General and administration expense ...............    (13,054)    (34,326)
      Amortization expense .............................       (667)     (4,000)
      Gain on disposition of assets ....................     13,667          --
                                                            -------     -------
      Net gain (loss) from discontinued operations .....      6,008     (15,699)
                                                            =======     =======

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

7.    Discontinued Operations-Cont'd

      The 2006 assets and liabilities relating to discontinued operations have been reclassified and shown as discontinued operations in the comparative financial statements. The details of discontinued operations are as follows:

      Assets                                          2006
                                                        $
      Current
      Accounts Receivable                            16,921
      Inventory                                       6,215
                                                     ------
      Total Current Assets                           23,136
                                                     ------

      Plant and Equipment (net)                      12,000
                                                     ------

      Liabilities
      Current
      Accounts Payable and accrued liabilities       21,170
                                                     ------

8.    Loss per share

      Increase in shares as a result of the stock splits is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares...

9.    Related Party Transactions

      During the year ended September 30, 2007 all loans from related parties were paid off. The Company also expensed $ 62,179 (2006: $6,000) as management fee to the Chief Executive Officer and expensed $11,585 (2006:
      $nil) as fee to its Chief Financial Officer.

10.   Commitments and Contingencies

      a) On October 13, 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd. (Trimark) and its wholly owned subsidiary, whereby Trimark granted the Company, 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania, for $100,000 payable over three years. In addition, the Company must conduct exploration on the property of $1,000,000 over a three year time frame. If the exploration expenses are not incurred, the Company may still earn 100% interest by issuing 1,000,000 common shares, at not less than $1.00 per share, to Trimark or pay cash of up to $1,000,000. As of September 30, 2007 the Company had paid $25,000 to Trimark and this payment had been expensed as project expense.

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

      Under the terms of the NPK Agreement, NPK has granted the Company the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

10.   Commitments and Contingencies-Cont'd

      payment to NPK of $25,000 US within five days of signing the NPK Agreement. The Company paid $15,000 during the quarter ended June 2007 and paid the balance of $10,000 in July 2007. This entire payment of $25,000 is being expensed as project expense. The Company shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing. The Company shall maintain its 75% interest in the NPK Property after it pays the $25,000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling $150,000 US over a 36 month period: (i) $50,000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,000 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and (iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement. If 36 months after the date of the NPK Agreement, the Company has not completed exploration expenses of $150,000, the Company may still maintain its 75% interest in the NPK Property if the Company issues in favor of NPK payments totaling up to $150,000 shares of common stock of the Company or cash of up to $150,000 US at the Company's sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

10.   Commitments and Contingencies-Cont'd

      c) The Company has entered into a one year contract with a consultant for consulting services commencing February 1, 2007, at a rate of $6,000 per month. The Company terminated this agreement effective September 30, 2007.

      d) Effective July 26, 2007 the Company executed an agreement with a consultant for providing corporate information and investor relation services. The term of this agreement is for one year and the Company is obligated to pay the consultant $3,000 per month. The Company paid $10,000 as an advance upon the execution of the agreement and expensed $6,000 during the year ended September 30, 2007 leaving a balance of $4,000 in prepaid expense.

11.   Geographic location of assets

      All the assets of the Company are currently located in Canada.

12.   Subsequent Events

      a)    Letter of Intent

            On October 11, 2007, Uranium Hunter Corporation (the" Company") entered into a letter of intent (the "Letter of Intent") with Pinewood Resources Ltd. ("Pinewood") to earn a 75%interest in the "Karoo" Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania (the "Property").

            Under the terms of the letter of intent, the Company may earn a 75% interest in the Property by making a cash payment of $50,000 within 5 days of signing a definitive agreement. The Company must also make all property payments and taxes to keep the Property in good standing. The Company will be responsible for funding all exploration costs until it has earned its 75% interest, after which time the costs shall be shared proportionally. At the first, second and third anniversary of the agreement, the Company must also pay to Pinewood $5,000, $10,000 and $15,500 per retained license for each of the 18 properties included in the Property. However, the Company, in its sole discretion, may abandon payments for a property if it chooses not to proceed with a property. The Company may also make payments for the retained license by way of restricted shares, the terms and mechanisms of which will be contained in the definitive agreement. The Company must also issue to Pinewood 150,000 restricted shares payable over a 12-month period, 50,000shares due 30 days after signing the definitive agreement, 50,000 shares within 6 months of signing the definitive agreement and 50,000shares within 12 months of signing the definitive agreement.

            The Company may earn up to a 100% interest in the property upon issuing Pinewood restricted shares subject to valuations of the Property, the terms and mechanisms of which will be contained in the definitive agreement.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Notes to the Consolidated Financial Statements
September 30, 2007 and September 30, 2006
(Amounts expressed in US Dollars)

12.   Subsequent Events-Cont'd

            The Company is presently conducting due diligence on the Property and no definitive agreement has been signed as yet. No assurance can be given that a definitive agreement will be signed or that the Company will be able to make the payments and expenditures contemplated by the Letter of Intent.

      b)    Change in Company auditors

            Effective as of November 19, 2007, Gordon K.W. Gee Ltd. resigned as the principal independent accountants of Uranium Hunter Corporation (the "Company"). Gordon K.W. Gee Ltd. has been the Company's principal independent accountants since July 31, 2006 . Effective as of December 10, 2007, the Company engaged Schwartz Levitsky Feldman LLP, as its principal independent accountants to audit the financial statements of the Company. The engagement was approved by the Company's Board of Directors.

13.   Reclassification of prior year figures

      Prior year figures have been reclassified in the balance sheet, income statement and the statement cash flow to reflect the operations of the boat launch and convenience store business as discontinued operations.