Form 10QSB
period 2007-12-31
Uranium Hunter CORP
filed 2008-02-14
CIK 1316854

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

              |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2007

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to _________

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

Common, $.001 par value per share: 64,320,000 outstanding as of February 1, 2008

================================================================================

                           URANIUM HUNTER CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements.                                           3
      Item 2.  Management's Discussion and Analysis or Plan of Operation.     13
      Item 3.  Controls and Procedures.                                       16

PART II - OTHER INFORMATION

      Item 1.  Legal Proceedings.                                             17
      Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.   17
      Item 3.  Default upon Senior Securities.                                17
      Item 4.  Submission of Matters to a Vote of Security Holders.           17
      Item 5.  Other Information.                                             17
      Item 6.  Exhibits.                                                      17

SIGNATURES                                                                    18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.



                   URANIUM HUNTER CORPORATION
                     (FORMERLY BROWNSVILLE
                            COMPANY)
                 (AN EXPLORATION STAGE COMPANY)

            INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2007

                (Amounts expressed in US Dollars)

                           (Unaudited)






                            CONTENTS

Interim Consolidated Balance Sheets as of December 31, 2007 and
September 30, 2007                                                    4

Interim Consolidated Statements of Operations for the three
months ended December 31, 2007 and December 31, 2006 and period from the inception of exploration (January 1, 2007) to December
31, 2007.                                                             5

Interim Consolidated Statements of Changes in Stockholders'
Equity (Deficiency) for the three months ended December 31, 2007
and year ended September 30, 2007.                                    6

Interim Consolidated Statements of Cash Flows for the three
months ended December 31, 2007 and December 31, 2006 and from
inception of exploration (January 1, 2007) to December 31, 2007.      7

Condensed Notes to Interim Consolidated Financial Statements          8 - 12

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at
December 31, 2007 and September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited)

                                                           Dec 31,      Sept 30,
                                                             2007         2007
                                                              $             $
--------------------------------------------------------------------------------

                                     ASSETS
Current
    Cash and cash equivalents                              112,266      229,524
    Prepaid expenses and other receivables                  21,081       13,769
                                                          --------     --------

Total Current Assets                                       133,347      243,293
Plant and Equipment, net (Note 3)                            5,721        3,866
                                                          --------     --------

Total Assets                                               139,068      247,159
                                                          ========     ========

                                   LIABILITIES
Current
    Accounts payable and accrued liabilities                79,517       87,780
                                                          --------     --------

Total Current Liabilities                                   79,517       87,780
                                                          --------     --------

Total Liabilities                                           79,517       87,780
                                                          --------     --------

Going Concern (note 2)

Related party transactions (note 6)

Commitments and Contingencies (note 7)

                              STOCKHOLDERS' EQUITY
Capital Stock (note 4)
   Common stock                                             64,320       64,320
Additional Paid-in Capital                                 643,180      643,180
Accumulated Deficit                                       (647,949)    (548,121)
                                                          --------     --------

Total Stockholders' Equity                                  59,551      159,379
                                                          --------     --------

Total Liabilities and Stockholders' Equity                 139,068      247,159
                                                          ========     ========

      See Condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations
For the three months ended December 31, 2007 and December 31, 2006 and the Period from Inception of exploration (January 1, 2007) to December 31, 2007 (Amounts expressed in US Dollars)
(Unaudited)

                                                                 For the         For the
                                              Cumulative      three months    three months
                                                 since            ended           ended
                                               inception         Dec 31,         Dec 31,
                                            of exploration        2007            2006
                                                   $                $               $
------------------------------------------------------------------------------------------
Operating Expenses
    General and administration                  378,427           71,966              --
    Project expenses                            215,213           27,634              --
    Amortization                                    504              228              --
                                               --------      -----------      ----------

Total Operating Expenses                        594,144           99,828              --
                                               --------      -----------      ----------

Loss from Operations                           (594,144)         (99,828)             --
                                               --------      -----------      ----------

Loss before Income Taxes                       (594,144)         (99,828)             --

    Provision for income taxes                       --               --              --
                                               --------      -----------      ----------

 Loss from continuing Operations               (594,144)         (99,828)             --

Gain from discontinued Operations (note 8)                                         6,009
                                               ========      ===========      ==========

Net Income (Loss)                              (594,144)         (99,828)          6,009

Loss per Weighted Average Number
  of Shares Outstanding from
  Continuing operations -
  Basic and Diluted                                                (0.00)

Gain per Weighted Average Number
  of Shares Outstanding from
  Discontinued operations -
  Basic and Diluted                                                                 0.00
                                                             ===========      ==========

Weighted Average Number
  of Shares Outstanding -
  Basic and Fully Diluted (note 5)                            64,320,000      64,320,000
                                                             ===========      ==========

      See condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency) For the three months ended December 31, 2007 and year ended September 30, 2007. (Amounts expressed in US Dollars)
(Unaudited)

                                                    Common Stock (a)
                                                  --------------------     Additional                          Total
                                                    Number                   Paid-in           Deficit      Stockholders'
                                                  of Shares     Amount     Capital (a)        Accumulated      Equity
                                                      #           $            $                   $              $
-------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 2005                       64,320,000    64,320      (6,820)            (44,115)        13,385

Net loss for the year ended
  September 30, 2006                                                                           (15,699)       (15,699)
                                                  -----------------------------------------------------------------------

Balance September 30, 2006                        64,320,000    64,320      (6,820)            (59,814)        (2,314)

Cancellation of Obligation to issue
  250,000 Common shares for assets acquired                                (25,000)                           (25,000)

Stock subscriptions received                                               675,000                            675,000

Net loss for the year ended September 30, 2007                                                (488,307)      (488,307)
                                                  -----------------------------------------------------------------------

Balance September 30, 2007                        64,320,000    64,320     643,180            (548,121)       159,379

Net loss for the three month period ended
December 31, 2007                                                                              (99,828)       (99,828)
                                                  -----------------------------------------------------------------------

Balance December 31, 2007                         64,320,000    64,320     643,180            (647,949)        59,551
                                                  -----------------------------------------------------------------------

a) Common stock and additional paid-in capital have been restated to reflect 3-for -1 and 2-for-1 stock splits on July 26, 2006 and February 1, 2007.

      See condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended December 31, 2007 and December 31, 2006 and the period from inception of exploration (January 1, 2007) to December 31, 2007 (Amounts expressed in US Dollars)
(Unaudited)

                                                         Cumulative
                                                            Since                Dec 31,       Dec 31,
                                                    Inception (Jan 1, 2007)       2007          2006
                                                        of exploration
                                                              $                     $             $
------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
    Net loss from continuing operations                   (594,144)             (99,828)            --
    Adjustment for:
      Amortization                                             504                  228             --
    Changes in non-cash working capital
      Prepaid expenses                                     (21,081)              (7,312)            --
      Accounts payable and accrued liabilities              79,517               (8,263)            --
                                                          --------             --------       --------

    Net cash used in continuing operations                (535,204)            (115,175)            --
    Net cash provided in discontinued operations                --                   --          6,009
      Adjustment for:
        Gain on disposition of asset                            --                   --        (13,667)
           Depreciation                                         --                   --            667
        Changes in non-cash working capital
        Accounts Payable and accrued liabilities           (15,736)                  --         (5,434)
         Inventory                                           5,245                   --            970
         Accounts Receivable                                19,454                   --         (2,533)
                                                          --------             --------       --------

    Net cash used in operating activities                 (526,241)            (115,175)       (13,988)
                                                          --------             --------       --------

Cash Flows from Investing Activities
      Acquisition of plant and equipment                    (6,225)              (2,083)            --
                                                          --------             --------       --------

    Net cash provided (used in) investing activities        (6,225)              (2,083)            --
                                                          --------             --------       --------

Cash Flows from Financing Activities
      Stock subscriptions received                         675,000                   --             --
      Loans (Repayment) from related parties               (51,750)                  --         33,750
                                                          --------             --------       --------

    Net cash provided by financing activities              623,250                   --         33,750
                                                          --------             --------       --------

Net Change in Cash                                          90,784             (117,258)        19,762
Cash - beginning of period                                  21,482              229,524          1,720
                                                          --------             --------       --------

Cash - end of period                                       112,266              112,266         21,482
                                                          ========             ========       ========

Supplemental Cash Flow Information
      Interest paid                                             --                   --             --
      Income taxes paid                                         --                   --             --

      See condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
December 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


1.    Basis of Presentation

      The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. Interim financial statements should be read in conjunction with the company's annual audited financial statements for the year ended September 30, 2007.

      Effective February 14, 2007, the name of the corporation changed from "Brownsville Company" to "Uranium Hunter Corporation".

      The consolidated financial statements include the accounts of Uranium Hunter Corporation (the "Company") and its wholly owned subsidiary Uranium Hunter Corporation (Ontario) (Formerly Brownsville Exploration Inc.) in Canada ("BEI"). All material inter-company accounts and transactions have been eliminated.

2.    Nature of Operations and Going Concern

      Nature of operations

      Uranium Hunter Corporation (formerly Brownsville Company) was incorporated in the State of Nevada on September 4, 2003 in order to operate a boat launch and convenience store. In October 2006, the Company was granted the option to acquire to acquire a uranium mining property in Tanzania. In November 2006, the Company sold the assets related to the boat launch and convenience store. Effective January 1, 2007 the Company has changed its primary operation from operating a boat launch to mining exploration.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
December 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


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

      The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a net loss of $99,828 for the three month period ended December 31, 2007. At December 31, 2007, the Company had an accumulated deficit of $647,949. The Company has funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. Further, in April 2007, the Company received an additional stock subscription of $ 600,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.    Plant and Equipment

      Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

      Computer equipment                 20%           declining balance method
      Furniture and fixtures             20%           declining balance method

------------------------- -------------------- --------------------- ----------------------- -----------------------
         As at                                     Accumulated           Net Book Value          Net Book Value
   December 31, 2007             Cost              Amortization       (December 31, 2007)     (September 30, 2007)
------------------------- -------------------- --------------------- ----------------------- -----------------------
Computer Equipment              $5,203                 $388                  $4,815                  $2,912
------------------------- -------------------- --------------------- ----------------------- -----------------------
Furniture and Fixtures          $1,022                 $116                   $906                    $954

Total                           $6,225                 $504                  $5,721                  $3,866
------------------------- -------------------- --------------------- ----------------------- -----------------------

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
December 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


4.    Capital Stock

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

      Quarter ended December 31, 2007

      The Company did not raise any funds during the quarter ended December 31, 2007.

5.    Loss per share

      Increase in shares as a result of the stock splits is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

6.    Related Party Transactions

      The Company expensed $31,088 as management fee to the Chief Executive Officer during the quarter ended December 31, 2007.

7.    Commitments and Contingencies

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

      b) On June 26, 2007, Uranium Hunter Corporation (the "Company") entered into an Option Agreement (the "NPK Agreement") with NPK Resources Ltd. ("NPK"), whereby NPK granted the Company the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda (the "NPK Property"). Under the terms of the NPK Agreement, NPK has granted the Company the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment to NPK of

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
December 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


7.    Commitments and Contingencies-Cont'd

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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Financial Statements
December 31, 2007
(Amounts expressed in US Dollars)
(Unaudited)


7.    Commitments and Contingencies-Cont'd

      c) Effective July 26, 2007 the Company executed an agreement with a consultant for providing corporate information and investor relation services. The term of this agreement is for one year and the Company is obligated to pay the consultant $3,000 per month. The Company paid $10,000 as an advance upon the execution of the agreement and expensed $6,000 during the year ended September 30, 2007. The balance prepayment of $4,000 was expensed during the quarter ended December 31, 2007.

8.    Discontinued Operations

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

      The details for gain from discontinued operations for the quarter ended December 30, 2006 is calculated as follows:

                                                                  $
      Revenues                                                  9,949
      Cost of goods sold                                       (3,140)
      Selling expenses                                           (746)
      General and administration expense                      (13,054)
      Amortization expense                                       (667)
      Gain on disposition of assets                            13,667
                                                              -------
      Net gain from discontinued operations                     6,009
                                                              -------

9.    Reclassification of prior period figures

      Prior period figures have been reclassified in the income statement and the statement cash flow to reflect the operations of the boat launch and convenience store business as discontinued operations.

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

      Total operating expenses were $99,828 for the three months ended December 31, 2007 and $594,144 cumulatively since inception of exploration. General and administrative expenses were $71,966 and project expenses were $27,634 for the three months ended December 31, 2007. Cumulatively since inception of exploration, general and administrative expenses were $378,427 and project expenses were $215,213. There were no comparable expenses in the three months ended December 31, 2007 which was prior to our being an exploration mining company.

      For the three months ended December 31, 2007, we had a net loss of $99,828 due to our operating expenses not being offset by any revenues as compared to a net gain of $6,009 for the three months ended December 31, 2006 due to a net gain of $6,009 from discontinued operations and no expenses. Such net loss for the three months ended December 31, 2007 compared to the prior year period is primarily due to the costs associated with our change in direction and mining business. Cumulatively since inception of exploration, we had a net loss of $594,144 due to operating expenses and no offsetting revenues.

Liquidity and Capital Resources

      On December 31, 2007, we had working capital of $53,830 and a stockholders' equity of $59,551, compared to working capital of $155,513 and stockholders' equity of $159,379 on September 30, 2007. On December 31, 2007, we had $112,266 in cash and cash equivalents, total assets of $139,068 and total liabilities of $79,517, compared to $229,524 in cash and cash equivalents, total assets of $247,159 and total liabilities of $87,780 on September 30, 2007.

      Cash used for operating activities for the three months ended December 31, 2007 was $115,175 primarily due to a net loss from continuing operations of $99,828 together with prepaid expenses of $7,312 and accounts payable and accrued liabilities of $8,263. Cash used in operating expenses for the three months ended December 31, 2006 was $13,988 due net cash provided by discontinued operations of $6,009 offset by a gain on disposition of asset of $13,667, accounts payable and accrued liabilities of $5,434 and accounts receivable of $2,533. Net cash used in investing activities was $2,083 for the three months ended December 31, 2007 due to the acquisition of plant and equipment compared to no investing activities for the three months ended December 31, 2006. There was no cash provided by financing activities for the three months ended December 31, 2007 compared to net cash provided by financing activities of $33,750 for the three months ended December 31, 2006 due to loans from related parties.

      As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We have incurred a loss of $99,828 for the three months ended December 31, 2007. At December 31, 2007, we had an accumulated deficit of $647,949. We have funded operations through the issuance of capital stock. In January 2007, we received stock subscriptions for the issuance of our common stock for gross proceeds of $75,000. Further, in April 2007, we received an additional stock subscription of $600,000. We intend to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities. We can make no assurance, however, we will be able to raise additional funds on terms acceptable to the Company or that our mining activities will be commercially successful.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3.  Controls and Procedures.

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                      URANIUM HUNTER CORPORATION
                                      (Registrant)


Dated: February 13, 2008              By:  /s/ Adam Cegielski
       -----------------                   ------------------
                                           Adam Cegielski,
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Dated: February 13, 2008              By:  /s/ Rakesh Malhotra
       -----------------                   -------------------
                                           Rakesh Malhotra,
                                           Chief Financial Officer
                                           (Principal Financial Officer)