Form 10QSB
period 2008-03-31
Uranium Hunter CORP
filed 2008-05-15
CIK 1316854

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

      |X|   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2008

      |_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to _______

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

   Common, $.001 par value per share: 64,320,000 outstanding as of May 1, 2008

================================================================================

                           URANIUM HUNTER CORPORATION

                                TABLE OF CONTENTS

                                                                            Page
PART I - FINANCIAL INFORMATION

   Item 1.     Financial Statements.                                         3
   Item 2.     Management's Discussion and Analysis or Plan of Operation.   13
   Item 3A(T). Controls and Procedures.                                     16

PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings.                                           17
   Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds. 17
   Item 3.     Default upon Senior Securities.                              17
   Item 4.     Submission of Matters to a Vote of Security Holders.         17
   Item 5.     Other Information.                                           17
   Item 6.     Exhibits.                                                    17

SIGNATURES                                                                  18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           URANIUM HUNTER CORPORATION
                         (FORMERLY BROWNSVILLE COMPANY)
                         (AN EXPLORATION STAGE COMPANY)

                    INTERIM CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2008

                        (Amounts expressed in US Dollars)

                                   (Unaudited)

                                    CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2008
(unaudited) and September 30, 2007 (audited)                              4

Interim Consolidated Statements of Operations for the six months and three months ended March 31, 2008 and March 31, 2007 and period
from the inception of exploration (January 1, 2007) to March 31, 2008.    5

Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the six months ended March 31, 2008 and year
ended September 30, 2007.                                                 6

Interim Consolidated Statements of Cash Flows for the six months ended March 31, 2008 and March 31, 2007 and from inception of
exploration (January 1, 2007) to March 31, 2008.                          7

Condensed Notes to unaudited Interim Consolidated Financial Statements    8 - 12

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at March 31, 2008 and September 30, 2007 (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

                                                           Mar 31,    Sept 30,
                                                            2008       2007
                                                         (unaudited) (audited)
================================================================================

                                     ASSETS
Current
   Cash and cash equivalents                              $   1,080   $ 229,524
   Prepaid expenses and other receivables                    26,653      13,769
                                                        -----------------------

Total Current Assets                                         27,733     243,293
Plant and Equipment, net (Note 3)                             5,493       3,866
                                                        -----------------------

Total Assets                                                 33,226     247,159
                                                        =======================

                                   LIABILITIES
Current
   Accounts payable and accrued liabilities                  82,814      87,780
                                                        -----------------------

Total Current Liabilities                                    82,814      87,780
                                                        -----------------------

Total Liabilities                                            82,814      87,780
                                                        -----------------------

Going Concern (note 2)
Related party transactions (note 6)
Commitments and Contingencies (note 7)

                         STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (note 4)
  Common stock                                               64,320      64,320
Additional Paid-in Capital                                  643,180     643,180
Accumulated Deficit                                        (757,088)   (548,121)
                                                        -----------------------

Total Stockholders' Equity (Deficiency)                     (49,588)    159,379
                                                        -----------------------

Total Liabilities and Stockholders' Equity (Deficiency)      33,226     247,159
                                                        =======================


The accompanying condensed notes are an integral part of these unaudited interim consolidated financial statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations
For the six months and three months ended March 31, 2008 and March 31, 2007 and the Period from Inception of exploration
(January 1, 2007) to March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

                                                          For the        For the         For the       For the
                                           Cumulative    six months     six months     three months  three months
                                              since        ended          ended           ended         ended
                                           inception     March 31,       March 31,       March 31,     March 31,
                                        of exploration     2008            2007            2008          2007
                                               $             $               $              $              $
================================================================================================================
Operating Expenses
   General and administration                443,105        136,644         99,348         64,678         99,348
   Project expenses                          259,446         71,867         38,596         44,233         38,596
   Amortization                                  732            456             --            228             --
                                             -------------------------------------------------------------------

Total Operating Expenses                     703,283        208,967        137,944        109,139        137,944
                                             -------------------------------------------------------------------

Loss from Operations                        (703,283)      (208,967)      (137,944)      (109,139)      (137,944)
                                             -------------------------------------------------------------------

Loss before Income Taxes                    (703,283)      (208,967)      (137,944)      (109,139)      (137,944)

   Provision for income taxes                     --             --             --             --             --
                                             -------------------------------------------------------------------

Loss from continuing Operations             (703,283)      (208,967)      (137,944)      (109,139)      (137,944)

Gain from discontinued
  Operations (note 8)                             --             --          6,009             --             --
                                             ===================================================================
Net Loss                                    (703,283)      (208,967)      (131,935)      (109,139)      (137,944)

Loss per Weighted Average Number
  of Shares Outstanding from
  Continuing operations
  -Basic and Diluted                                          (0.00)         (0.00)         (0.00)         (0.00)

Gain per Weighted Average Number
  of Shares Outstanding from
  Discontinued operations
  -Basic and Diluted                                                          0.00
                                                         =======================================================

Weighted Average Number
  of Shares Outstanding
  -Basic and Fully Diluted (note 5)                      64,320,000     64,320,000     64,320,000     64,320,000
                                                         =======================================================

The accompanying condensed notes are an integral part of these unaudited interim consolidated financial statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency) For the six months ended March 31, 2008 and year ended September 30, 2007. (Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

                                                  Common Stock (a)
                                                 ------------------      Additional                      Total
                                                   Number                 Paid-in        Deficit     Stockholders'
                                                 of Shares   Amount      Capital (a)   Accumulated      Equity
                                                                                                     (Deficiency)
                                                     #          $             $             $              $

Balance, September 30, 2005                     64,320,000   64,320        (6,820)       (44,115)        13,385

Net loss for the year ended
  September 30, 2006                                                                     (15,699)       (15,699)
                                                ---------------------------------------------------------------

Balance September 30, 2006                      64,320,000   64,320        (6,820)       (59,814)        (2,314)

Cancellation of Obligation to issue 250,000
  Common shares for assets acquired                                       (25,000)                      (25,000)

Stock subscriptions received                                              675,000                       675,000

Net loss for the year ended
  September 30, 2007                                                                    (488,307)      (488,307)
                                                ---------------------------------------------------------------
Balance September 30, 2007                      64,320,000   64,320       643,180       (548,121)       159,379

Net loss for the six month period ended
  March 31, 2008                                                                        (208,967)      (208,967)
                                                ---------------------------------------------------------------
Balance March 31, 2008                          64,320,000   64,320       643,180       (757,088)       (49,588)
                                                ---------------------------------------------------------------

a) Common stock and additional paid-in capital have been restated to reflect 3-for -1 and 2-for-1 stock splits on July 26, 2006 and February 1, 2007.

The accompanying condensed notes are an integral part of these unaudited interim consolidated financial statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended March 31, 2008 and March 31, 2007 and the period from inception of exploration (January 1, 2007) to March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

                                                Cumulative
                                                   Since
                                                Inception
                                               (Jan 1, 2007)      Mar 31,     Mar 31,
                                              of exploration       2008        2007
                                                     $              $            $
======================================================================================

Cash Flows from Operating Activities
  Net loss from continuing operations            (703,283)      (208,967)    (137,944)
  Adjustment for:
    Amortization                                      732            456           --
  Changes in non-cash working capital
    Prepaid expenses                              (26,653)       (12,884)      (4,662)
    Accounts payable and accrued liabilities       82,814         (4,966)      56,506
                                              ---------------------------------------

  Net cash used in continuing operations         (646,390)      (226,361)     (86,100)
  Net cash provided in discontinued operations         --                       6,009
    Adjustment for:
      Gain on disposition of asset                     --             --      (13,667)
      Depreciation                                     --             --          667
    Changes in non-cash working capital
    Accounts Payable and accrued liabilities      (15,736)            --      (21,170)
    Inventory                                       5,245             --        6,215
    Accounts Receivable                            19,454             --       16,957

                                              ---------------------------------------
  Net cash used in operating activities          (637,427)      (226,361)     (91,089)
                                              ---------------------------------------

Cash Flows from Investing Activities
    Acquisition of plant and equipment             (6,225)        (2,083)          --
                                              ---------------------------------------

  Net cash used in investing activities            (6,225)        (2,083)          --
                                              ---------------------------------------

Cash Flows from Financing Activities
    Stock subscriptions received                  675,000             --       75,000
    Loans (Repayment) from related parties        (51,750)            --       16,044
                                              ---------------------------------------

  Net cash provided by financing activities       623,250             --       91,044
                                              ---------------------------------------

Net Change in Cash                                (20,402)      (228,444)         (45)
Cash - beginning of period                         21,482        229,524        1,720
                                             ----------------------------------------

Cash - end of period                                1,080          1,080        1,675
                                             ========================================

Supplemental Cash Flow Information
    Interest paid                                      --             --           --
    Income taxes paid                                  --             --           --

The accompanying condensed notes are an integral part of these unaudited interim consolidated financial statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

2.    Nature of Operations and Going Concern

            Nature of operations

      Uranium Hunter Corporation (formerly Brownsville Company) was incorporated in the State of Nevada on September 4, 2003. The Company's operation began in May 2004. Since inception, the Company operated a boat launch and convenience store. In July 2006, the Company entered into a letter of intent to acquire a uranium mining property in Tanzania. In November 2006, the Company sold the assets related to the boat launch and convenience store and discontinued this operation. Effective January 1, 2007 the Company has changed its primary operation from operating a boat launch to mining exploration.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

      The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a net loss of $208,967 for the six month period ended March 31, 2008. At March 31, 2008, the Company had an accumulated deficit of $757,088. The Company has funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. Further, in April 2007, the Company received an additional stock subscription of $ 600,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.    Plant and Equipment

      Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

      Computer equipment                20%         declining balance method
      Furniture and fixtures            20%         declining balance method

-------------------------------------------------------------------------------
                                            Net Book             Net Book
As at March 31,          Accumulated         Value                Value
    2008         Cost    Amortization   (March 31, 2008)   (September 30, 2007)
-------------------------------------------------------------------------------
Computer
  Equipment      $5,203     $569             $4,634               $2,912
-------------------------------------------------------------------------------
                 $1,022     $163             $  859               $  954
Furniture and
  Fixtures


Total            $6,225     $732             $5,493               $3,866
-------------------------------------------------------------------------------

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

      Six month period ended March 31, 2008

      The Company did not raise any funds during the six month period ended March 31, 2008.

5.    Loss per share

      Increase in shares as a result of the stock splits is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

6.    Related Party Transactions

      The Company expensed $61,545 as management fee to the Chief Executive Officer and $6,125 fee to the Chief Financial Officer during the six month period ended March 31, 2008

7.    Commitments and Contingencies

      a) On October 13, 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd. (Trimark) and its wholly owned subsidiary, whereby Trimark granted the Company, 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania, for $100,000 payable over three years. In addition, the Company must conduct exploration on the property of $1,000,000 over a three year time frame. If the exploration expenses are not incurred, the Company may still earn 100% interest by issuing 1,000,000 common shares, at not less than $1.00 per share, to Trimark or pay cash of up to $1,000,000. As of September 30, 2007 the Company had paid $25,000 to Trimark and this payment had been expensed as project expense. No payments were made during the six month period ended March 31, 2008.

      b) On June 26, 2007, Uranium Hunter Corporation (the "Company") entered into an Option Agreement (the "NPK Agreement") with NPK Resources Ltd. ("NPK"), whereby NPK granted the Company the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda (the "NPK Property"). Under the terms of the NPK Agreement, NPK has granted the Company the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.    Commitments and Contingencies-Cont'd

      payment to NPK of $25,000 US within five days of signing the NPK Agreement. The Company paid $15,000 during the quarter ended June 2007 and paid the balance of $10,000 in July 2007. This entire payment of $25,000 is being expensed as project expense. The Company shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing. The Company shall maintain its 75% interest in the NPK Property after it pays the $25,000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling $150,000 US over a 36 month period: (i) $50,000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,000 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and (iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement. If 36 months after the date of the NPK Agreement, the Company has not completed exploration expenses of $150,000, the Company may still maintain its 75% interest in the NPK Property if the Company issues in favor of NPK payments totaling up to $150,000 shares of common stock of the Company or cash of up to $150,000 US at the Company's sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

      The details for gain from discontinued operations for the period ended March 31, 2007 is calculated as follows:

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
                                                           -------

9.    Subsequent Events

      Effective May 1, 2008, the Board of Directors of the Company appointed Akolisa Ufodike as a director of the Company.

      In April 2008, the Company received $20,000 stock subscription for 33,333 common shares at $0.60 per share.

10.   Reclassification of prior period figures

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

      Total operating expenses were $109,139 and $208,967 for the three and six months ended March 31, 2008 compared to total operating expenses of $137,944 and $137,944 for the three and six months ended March 31, 2007. Such increase for the six months of the current fiscal year compared to the prior year period is primarily due to having a full six months of expenses in the current fiscal year compared to only three months of expenses for the prior year period due to our becoming an exploration mining company in the second quarter of the prior fiscal year. Cumulatively since inception of exploration, we had total operating expenses of $703,283. General and administrative expenses were $64,678 and $136,644 and project expenses were $44,233 and $71,867 for the three and six months ended March 31, 2008 compared to $99,348 and $99,348 and $38,596 and $38,596 for the three and six months ended March 31, 2007. Cumulatively since inception of exploration, general and administrative expenses were $443,105 and project expenses were $259,446.

      For the three and six months ended March 31, 2008, we had a net loss of $109,139 and $208,967 compared to a net loss of $137,944 and $131,935 for the three and six months ended March 31, 2007. During the six months ended March 31, 2007, we had a gain of $6,009 from discontinued operations which resulted in the decrease in our net loss for the six months ended March 31, 2007 compared to the three months ended March 31, 2007. Cumulatively since inception of exploration, we had a net loss of $703,283. Such net losses are due to the operating expenses incurred resulting from our change of direction to an exploration mining company with no offsetting revenues.

Liquidity and Capital Resources

      On March 31, 2008, we had a working capital deficit of $55,081 and a stockholders' deficit of $49,588, compared to working capital of $155,513 and stockholders' equity of $159,379 on September 30, 2007. On March 31, 2008, we had $1,080 in cash and cash equivalents, total assets of $33,226 and total liabilities of $82,814, compared to $229,524 in cash and cash equivalents, total assets of $247,159 and total liabilities of $87,780 on September 30, 2007.

      Cash used for operating activities for the six months ended March 31, 2008 was $226,361 primarily due to a net loss from continuing operations of $208,967 together with increase in prepaid expenses of $12,884 and reduction of accounts payable and accrued liabilities of $4,966. Cash used in operating expenses for the six months ended March 31, 2007 was $91,089 primarily due to a net loss from continuing operations of $137,944 together with increase in prepaid expenses of $4,662 offset by increase in accounts payable and accrued liabilities of $56,506. Net cash used in investing activities was $2,083 for the six months ended March 31, 2008 due to the acquisition of plant and equipment compared to no investing activities for the six months ended March 31, 2007. There was no cash provided by financing activities for the six months ended March 31, 2008 compared to net cash provided by financing activities of $91,044 for the six months ended March 31, 2007 resulting from a stock subscription received of $75,000 and loans from related parties of $16,044.

      As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred a net loss of $208,967 for the six month period ended March 31, 2008. At March 31, 2008, we had an accumulated deficit of $757,088. We have funded operations through the issuance of capital stock. In January 2007, we received stock subscriptions for issue of our common stock for gross proceeds of $75,000. Further, in April 2007, we received an additional stock subscription of $ 600,000. Our plan is to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities.

Off-Balance Sheet Arrangements

      The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3A(T). Controls and Procedures.

      Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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


                                     URANIUM HUNTER CORPORATION
                                     (Registrant)

Dated: May 13, 2008                  By: /s/ Adam Cegielski
       ------------                      ------------------
                                         Adam Cegielski,
                                         President and Chief Executive Officer
                                         (Principal Executive Officer)


Dated: May 13, 2008                  By: /s/ Rakesh Malhotra
       ------------                      -------------------
                                         Rakesh Malhotra,
                                         Chief Financial Officer
                                         (Principal Financial Officer)