Form 10QSB
period 2008-06-30
Uranium Hunter CORP
filed 2008-07-31
CIK 1316854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____to ____

Commission file number 000-51700

URANIUM HUNTER CORPORATION
(Exact name of Small Business Issuer as Specified in its Charter)

Nevada	N/A
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	Number)

First Canadian Place
100 King Street West, Suite 5700
Toronto, Ontario, Canada M5X 1K7
(Address of Principal Executive Offices)

(416) 915-3199
(Issuer’s Telephone Number, Including Area Code)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

State the number of shares outstanding of each of the Issuers classes of common equity, as of the latest practicable date:

Common, $.001 par value per share: 64,320,000 outstanding as of July 31, 2008

URANIUM HUNTER CORPORATION

PART I - FINANCIAL INFORMATION

Item 1.     Financial Statements.

URANIUM HUNTER CORPORATION
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of June 30, 2008 (unaudited) and September 30, 2007 (audited)	4

Interim Consolidated Statements of Operations for the nine months and three months ended June 30, 2008 and June 30, 2007 and period from the inception of exploration (January 1, 2007) to June 30, 2008.	5

Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency) for the nine months ended June 30, 2008 and year ended September 30, 2007.	6

Interim Consolidated Statements of Cash Flows for the nine months ended June 30, 2008 and June 30, 2007 and from inception of exploration (January 1, 2007) to June 30, 2008.	7

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Balance Sheets as at
June 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	June 30,	Sept 30,
	2008	2007
	(unaudited)	(audited)
	$	$

ASSETS
Current
Cash and cash equivalents	11,823	229,524
Prepaid expenses and other receivables	5,153	13,769

Total Current Assets	16,976	243,293
Plant and Equipment, net (Note 3)	5,126	3,866

Total Assets	22,102	247,159

LIABILITIES
Current
Accounts payable and accrued liabilities	93,972	87,780

Total Current Liabilities	93,972	87,780

Total Liabilities	93,972	87,780

Going Concern (note 2)
Related party transactions (note 6)
Commitments and Contingencies (note 7)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (note 4)
Common stock	64,320	64,320
Additional Paid-in Capital	688,180	643,180
Accumulated Deficit	(824,370)	(548,121)

Total Stockholders' Equity (Deficiency)	(71,870)	159,379

Total Liabilities and Stockholders' Equity (Deficiency)	22,102	247,159

The accompanying condensed notes are an integral part of these unaudited interim consolidated financial statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Operations
For the nine months and three months ended June 30, 2008 and June 30, 2007 and the Period from Inception of exploration
(January 1, 2007) to June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
	Cumulative	nine months	nine months	three months	three months
	since	ended	ended	ended	ended
	inception	June 30,	June 30,	June 30,	June 30,
	of exploration	2008	2007	2008	2007
	$	$	$	$	$

Operating Expenses
General and administration	510,020	203,559	214,100	66,915	114,752
Project expenses	259,446	71,867	99,129	-	60,533
Amortization	1,099	823	69	367	69

Total Operating Expenses	770,565	276,249	313,298	67,282	175,354

Loss from Operations	(770,565)	(276,249)	(313,298)	(67,282)	(175,354)

Loss before Income Taxes	(770,565)	(276,249)	(313,298)	(67,282)	(175,354)

Provision for income taxes	-	-	-	-	-

Loss from continuing Operations	(770,565)	(276,249)	(313,298)	(67,282)	(175,354)

Gain from discontinued Operations (note 8)	-	-	6,009	-	-

Net Loss	(770,565)	(276,249)	(307,289)	(67,282)	(175,354)

Loss per Weighted Average Number of Shares Outstanding from Continuing operations
-Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Gain per Weighted Average Number of Shares Outstanding from Discontinued operations
-Basic and Diluted			0.00

Weighted Average Number of Shares Outstanding
-Basic and Diluted (note 5)		64,320,000	64,320,000	64,320,000	64,320,000

The accompanying condensed notes are an integral part of these unaudited interim consolidated financial statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the nine months ended June 30, 2008 and year ended September 30, 2007.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Common Stock (a)				Total
			Additional		Stockholders'
	Number		Paid-in	Deficit	Equity
	of Shares	Amount	Capital (a)	Accumulated	(Deficiency)
	#	$	$	$	$

Balance, September 30, 2005	64,320,000	64,320	(6,820)	(44,115)	13,385

Net loss for the year ended September 30, 2006				(15,699)	(15,699)

Balance September 30, 2006	64,320,000	64,320	(6,820)	(59,814)	(2,314)

Cancellation of Obligation to issue 250,000 Common shares for assets acquired			(25,000)		(25,000)

Stock subscriptions received			675,000		675,000

Net loss for the year ended September 30, 2007				(488,307)	(488,307)

Balance September 30, 2007	64,320,000	64,320	643,180	(548,121)	159,379

Stock subscriptions received			20,000		20,000

Stock subscriptions received			25,000		25,000

Net loss for the nine month period ended June 30, 2008				(276,249)	(276,249)

Balance June 30, 2008	64,320,000	64,320	688,180	(824,370)	(71,870)

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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine months ended June 30, 2008 and June 30, 2007 and the period from inception of exploration (January 1, 2007) to June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative
	Since	June 30,	June 30,
	Inception (Jan 1, 2007)	2008	2007
	of exploration
	$	$	$

Cash Flows from Operating Activities
Net loss from continuing operations	(770,565)	(276,249)	(313,298)
Adjustment for:
Amortization	1,099	823	69
Changes in non-cash working capital
Prepaid expenses	(5,153)	8,616	(8,877)
Accounts payable and accrued liabilities	93,972	6,192	31,931

Net cash used in continuing operations	(680,647)	(260,618)	(290,175)
Net cash provided in discontinued operations	-		6,009
Adjustment for:
Gain on disposition of asset	-	-	(13,667)
Depreciation	-	-	667
Changes in non-cash working capital
Accounts Payable and accrued liabilities	(15,736)	-	(21,170)
Inventory	5,245	-	6,215
Accounts Receivable	19,454	-	16,957

Net cash used in operating activities	(671,684)	(260,618)	(295,164)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(6,225)	(2,083)	(4,142)

Net cash used in investing activities	(6,225)	(2,083)	(4,142)

Cash Flows from Financing Activities
Stock subscriptions received	720,000	45,000	675,000
Loans (Repayment) from related parties	(51,750)	-	(18,000)

Net cash provided by financing activities	668,250	45,000	657,000

Net Change in Cash	(9,659)	(217,701)	357,694
Cash- beginning of period	21,482	229,524	1,720

Cash - end of period	11,823	11,823	359,414

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying condensed notes are an integral part of these unaudited interim consolidated financial statements

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

1.

Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended September 30, 2008. Interim financial statements should be read in conjunction with the company’s annual audited financial statements for the year ended September 30, 2007.

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

2.

Nature of Operations and Going Concern

Nature of operations

Uranium Hunter Corporation (formerly Brownsville Company) was incorporated in the State of Nevada on September 4, 2003. The Company’s operation began in May 2004. Since inception, the Company operated a boat launch and convenience store. In July 2006, the Company entered into a letter of intent to acquire a uranium mining property in Tanzania. In November 2006, the Company sold the assets related to the boat launch and convenience store and discontinued this operation. Effective January 1, 2007 the Company has changed its primary operation from operating a boat launch to mining exploration.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

2.

Nature of Operations and Going Concern-Cont’d

Going Concern

The Company is now an exploration stage mining company and has not realized any revenues from its operations. It is primarily engaged in the acquisition, exploration and development of uranium mining properties in Africa.

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. There are certain conditions prevailing which cast substantial doubt as to the validity of using the going concern assumption. These conditions along with management’s plan to mitigate them are described below.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a net loss of $276,249 for the nine month period ended June 30, 2008. At June 30, 2008, the Company had an accumulated deficit of $824,370. The Company has funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. Further, in April 2007, the Company received an additional stock subscription for $ 600,000. In April 2008, the Company received stock subscription for $20,000, in May 2008 the Company received stock subscription for $25,000. Subsequent to June 2008, the Company received an additional stock subscription for $25,000 in July 2008. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.

Plant and Equipment

Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	20%	declining balance method
Furniture and fixtures	20%	declining balance method

	Cost	Accumulated	Net Book Value	Net Book Value
As at June 30, 2008		Amortization	(June 30, 2008)	(September 30, 2007)

Computer	$5,203	$888	$4,315	$2,912
Equipment

Furniture and	$1,022	$211	$811	$954
Fixtures

Total	$6,225	$1,099	$5,126	$3,866

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4 .

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

Nine month period ended June 30, 2008

In April 2008, the Company received $20,000 stock subscription for 33,334 common shares at $0.60 per share, as part of its efforts to raise funds through private placement of shares.

In May 2008, the Company received an additional $25,000 stock subscription for 83,334 common shares at $0.30 per share, as part of its efforts to raise funds through private placement of shares.

5.

Loss per share

Increase in shares as a result of the stock splits is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

6.

Related Party Transactions

The Company expensed $93,045 as management fee to the Ex-Chief Executive Officer, $8,400 as management fee to the current Chief Executive Officer and $10,047 fee to the Chief Financial Officer during the nine month period ended June 30, 2008

7.

Commitments and Contingencies

a) On October 13, 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd. (Trimark) and its wholly owned subsidiary, whereby Trimark granted the Company, 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania, for $100,000 payable over three years. In addition, the Company must conduct exploration on the property of $1,000,000 over a three year time frame. If the exploration expenses are not incurred, the Company may still earn 100% interest by issuing 1,000,000 common shares, at not less than $1.00 per share, to Trimark or pay cash of up to $1,000,000. As of September 30, 2007 the Company had paid $25,000 to Trimark and this payment had been expensed as project expense. No payments were made during the nine month period ended June 30, 2008.

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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.

Commitments and Contingencies-Cont’d

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

In addition, once the Company has earned its 75% interest in the NPK Property, for a one year period from date of earn in, NPK shall be entitled to convert its 25% ownership of the NPK Property into common stock of the Company at the fair market value for NPK's 25% ownership of the NPK Property. The fair market value of the NPK Property shall be determined by the parties and if they cannot agree, shall be determined by three experts. Should NPK convert its 25% ownership into shares of common stock of the Company, then the Company shall own 100% of the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the election period, provided, however, that the shares shall not be valued at less than $1 per share.

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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
June 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.

Commitments and Contingencies-Cont’d

c) Effective July 26, 2007 the Company executed an agreement with a consultant for providing corporate information and investor relation services. The term of this agreement was for one year and the Company was obligated to pay the consultant $3,000 per month. The Company paid $10,000 as an advance upon the execution of the agreement and expensed $6,000 during the year ended September 30, 2007. The balance prepayment of $4,000 was expensed during the quarter ended December 31, 2007. Effective April 1, 2008, the Company terminated the contract with the consultant.

8.

Discontinued Operations

The Company’s operation began in May 2004. Since inception, the Company operated a boat launch and convenience store. In November 2006, the Company sold the assets related to the boat launch and convenience store and discontinued this business.

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

The details for gain from discontinued operations for the period ended June 30, 2007 is calculated as follows:

$
Revenues	9,949
Cost of goods sold	(3,140)
Selling expenses	(746)
General and administration expense	(13,054)
Amortization expense	(667)
Gain on disposition of assets	13,667
Net gain from discontinued operations	6,009

9.

Changes in Officers and Directors

On May 23, 2008, Adam R. Cegielski submitted his resignation as President, Chief Executive Officer, Secretary, Treasurer and Director of the Company. On that same date, the Board of Directors elected Ghaith Qamheiah, as the Company's President, Chief Executive Officer, Secretary and Treasurer to be effective immediately. Ghaith Qamheiah has been a director of the Company since March 2007.

10.

Subsequent Events

In July 2008, the Company received an additional $25,000 stock subscription for 83,334 common shares at $0.30 per share, as part of its efforts to raise funds through private placement of shares.

11.

Reclassification of prior period figures

Prior period figures have been reclassified in the income statement and the statement cash flow to reflect the operations of the boat launch and convenience store business as discontinued operations.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

In addition, once we have earned its 75% interest in the NPK Property, for a one year period from date of earn in, NPK shall be entitled to convert its 25% ownership of the NPK Property into common stock of the Company at the fair market value for NPK’s 25% ownership of the NPK Property. The fair market value of the NPK Property shall be determined by the parties and if they cannot agree, shall be determined by three experts. Should NPK convert its 25% ownership into shares of common stock of the Company, then we shall own 100% of the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the election period, provided, however, that the shares shall not be valued at less than $1.00 per share.

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

The Karoo Project

On October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. to earn a 75% interest in the "Karoo" Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania (the "Karoo Property"). Management has decided not to pursue any further interest in this property.

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

Total operating expenses were $67,282 and $276,249 for the three and nine months ended June 30, 2008 compared to total operating expenses of $175,354 and $313,298 for the three and nine months ended June 30, 2007. Such decrease in the current year periods compared to the prior year periods is principally due to a decrease in general and administrative expenses and a decrease in project expenses. Cumulatively since inception of exploration, we had total operating expenses of $770,565. General and administrative expenses were $66,915 and $203,559 and project expenses were $0 and $71,867 for the three and nine months ended June 30, 2008 compared to $114,752 and 214,100 in general and administrative expenses and $60,533 and $99,129 in project expenses for the three and nine months ended June 30, 2007. Cumulatively since inception of exploration, general and administrative expenses were $510,020 and project expenses were $259,446.

For the three and nine months ended June 30, 2008, we had a net loss of $67,282 and $276,249 compared to a net loss of $175,354 and $307,289 for the three and nine months ended June 30, 2007. During the nine months ended June 30, 2007, we had a gain of $6,009 from discontinued operations which resulted in the decrease in our net loss for the nine months ended June 30, 2007. Cumulatively since inception of exploration, we had a net loss of $770,565. Such net losses are due to the operating expenses incurred resulting from our change of direction to an exploration mining company with no offsetting revenues.

Liquidity and Capital Resources

On June 30, 2008, we had a working capital deficit of $76,996 and a stockholders’ deficit of $71,870, compared to working capital of $155,513 and stockholders’ equity of $159,379 on September 30, 2007. On June 30, 2008, we had $11,823 in cash and cash equivalents, total assets of $22,102 and total liabilities of $93,972, compared to $229,524 in cash and cash equivalents, total assets of $247,159 and total liabilities of $87,780 on September 30, 2007.

Cash used for operating activities for the nine months ended June 30, 2008 was $(260,618) primarily due to a net loss from continuing operations of $(276,249) offset by changes in prepaid expenses of $8,616 and accounts payable and accrued liabilities of $6,192. Cash used in operating expenses for the nine months ended June 30, 2007 was $(295,164) primarily due to a net loss from continuing operations of $(313,298) together with changes in prepaid expenses of $(8,877), accounts payable and accrued liabilities from operating activities of $31,931, and changes in accounts payable and accrued liabilities in continuing operations of $(21,170) and changes in accounts receivable of $16,957. Net cash used in investing activities was $(2,083) for the nine months ended June 30, 2008 due to the acquisition of plant and equipment compared to $(4,142) for the nine months ended June 30, 2007 due to the acquisition of plant and equipment. Net cash provided by financing activities for the nine months ended June 30, 2008 was $45,000 for stock subscriptions received compared to net cash provided by financing activities of $675,000 for the nine months ended June 30, 2007 resulting from stock subscriptions received of $675,000 offset by repayment of loans from related parties of $18,000.

As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred a net loss of $276,249 for the nine month period ended June 30, 2008. At June 30, 2008, we had an accumulated deficit of $824,370. We have funded operations through the issuance of capital stock. In January 2007, we received stock subscriptions for issue of our common stock for gross proceeds of $75,000. Further, in April 2007, we received an additional stock subscription of $600,000. In April 2008, the Company received stock subscription for $20,000 and, in May 2008, the Company received stock subscription for $25,000. Subsequent to June 2008, the Company received an additional stock subscription for $25,000 in July 2008. Our plan is to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Item 3A(T). Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

There are no material pending legal proceedings to which the Company is a party or to which any of its property is subject.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In April 2008, the Company received $20,000 stock subscription for 33,334 shares of common stock at $0.60 per share and, in May, 2008, the Company received $25,000 stock subscription for 83,334 shares of common stock at $0.30 per share. No securities pursuant thereto have been issued to date although the subscriptions were received in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

URANIUM HUNTER CORPORATION
(Registrant)

Dated: July 31, 2008	By:	/s/ Ghaith Qamheiah
Ghaith Qamheiah,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 31, 2008	By:	/s/ Rakesh Malhotra
Rakesh Malhotra,
Chief Financial Officer
(Principal Financial Officer)