Form 10KSB
period 2008-09-30
Uranium Hunter CORP
filed 2008-12-29
CIK 1316854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒             ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2008

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-51700

URANIUM HUNTER CORPORATION
(Name of Small Business Issuer in Its Charter)

Nevada	N/A
(State or other jurisdiction	(I.R.S. Employer
of incorporation or	Identification
organization)	Number)

First Canadian Place
100 King Street West, Suite 5700
Toronto, Ontario, Canada	M5X 1K7
(Address of principal	(Zip Code)
executive offices)

Issuer’s telephone number, including area code: (416) 915-3199

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock ($0.001 par value)

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the Issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒                 No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐                 No ☒

State Issuer’s revenues for its most recent fiscal year: $-0-.

As of December 10, 2008, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (34,395,000 shares) was approximately $2,407,000 (based upon the average bid and asked prices of the common stock on December 10, 2008). The number of shares outstanding of the common stock ($0.001 par value) of the Issuer as of the close of business on December 10, 2008 was 64,320,000.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes ☐                 No ☒

URANIUM HUNTER CORPORATION

Forward-Looking Statements

This report contains certain forward-looking statements and information relating to the Company that are based on the beliefs and assumptions made by the Company’s management as well as information currently available to the management.  When used in this document, the words “anticipate”, “believe”, “estimate”, and “expect” and similar expressions, are intended to identify forward-looking statements.  Such statements reflect the current views of the Company with respect to future events and are subject to certain risks, uncertainties and assumptions.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those described herein as anticipated, believed, estimated or expected.  Certain of these risks and uncertainties are discussed in this report under the caption “Uncertainties and Risk Factors” in Part I, Item 1 “Description of Business”.  The Company does not intend to update these forward-looking statements.

PART I

Item 1.

Description of Business.

Introduction

Uranium Hunter Corporation, a Nevada corporation (referred to herein as the “Company”, “we”, “us” and “our”) was incorporated on September 4, 2003 under the name Brownsville Company.

From inception until November 2006, we operated a boat launch, parking lot, marina and convenience store located in Maple Ridge, British Columbia.  In November 2006, we sold and transferred such business to Fraser River Metals Depot Inc. (“Fraser River”) pursuant to an Asset Purchase Agreement dated November 16, 2006, pursuant to which on the same date we sold and transferred to Fraser River all of our assets relating to the Company’s boat launch, parking lot, marina and convenience store business.

On October 13, 2006, we were granted the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania.  The Gambaro Resources Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of uranium.  See “The Gambaro Property” below.

On February 14, 2007, pursuant to a Certificate of Amendment to our Articles of Incorporation filed with the State of Nevada, we changed the name of the corporation from “Brownsville Company” to “Uranium Hunter Corporation”.

On June 26, 2007, we were granted the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda.  See “The NPK Property” below.

On October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. to earn a 75% interest in the “Karoo” Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania.  See “The Karoo Project” below.

The Gambaro Property

On October 13, 2006, we entered into an Option Agreement (the “Trimark Agreement”) with Trimark Explorations Ltd.  and its wholly-owned subsidiary, Gambaro Resources Limited (together referred to herein as “Trimark”), whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania (the “Gambaro Property”).  The Gambaro Property consists of approximately 170 square kilometers in the southwestern part of Tanzania which is located on the East Coast of Africa.  The Gambaro Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium.  Under the terms of the Trimark Agreement, Trimark has granted us the sole and exclusive option to acquire up to a 100% undivided interest in and to the Gambaro Property, by making the following cash payments totaling $100,000 over a three year period: (i) $25,000 within 45 days of signing the Trimark Agreement (which has been extended up to an additional 30 days or 5 days after the issuance of an exploration and prospecting license, whichever occurs first); (ii) an additional $35,000 within two years of signing of the Trimark Agreement;  and (iii) an additional $40,000 within three years of signing of the Trimark Agreement.

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

We may terminate the Trimark Agreement at any time by giving written notice to Trimark of the termination of the Trimark Agreement and such termination shall be effective on the 15th day after such notice is sent to Trimark.  In addition, if we fail to make any payment under the Trimark Agreement or fails to do anything on or before the last day provided for such payment or performance under the Trimark Agreement (in each or either case referred to as a “default”), Trimark  may terminate the Trimark Agreement but only if: (i) Trimark has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance.  Should we fail to comply with the foregoing, Trimark may thereafter terminate the  Trimark Agreement by notice to us.  Upon such termination, we forfeit any and all interest in the Gambaro Property and shall cease to be liable to Trimark.

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

During fiscal 2008, results of helicopter aerial survey were interpreted by Gap Geophysics of South Africa.  Interpretation results were used to map ground targets for a preliminary field work program headed by Gold Finders of Tanzania.

We are currently in default of certain payment obligations pursuant to the Trimark Agreement and we are now considering abandoning this project.

The NPK Property

On June 26, 2007, we entered into an Option Agreement (the “NPK Agreement”) with NPK Resources Ltd. (“NPK”), whereby NPK granted us the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda (the “NPK Property”).

Under the terms of the NPK Agreement, NPK has granted us the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment  to NPK of  $25,000 US within five days of signing the NPK Agreement.  We paid $15,000 during the quarter ended June 30, 2007 and paid the balance of $10,000 in July 2007.  The Company shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing.  We shall maintain its 75% interest in the NPK Property after we pay the $25,000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling $150,000 US over a 36 month period: (i) $50,000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,00 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and (iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement.  If 36 months after the date of the NPK Agreement, we have not completed exploration expenses of $150,000, we may still maintain our 75% interest in the NPK Property if we issue in favor of NPK payments totaling up to $150,000 in shares of common stock of the Company or cash of up to $150,000 US at our sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property.  The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

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

No subsequent exploration work was conducted on the NPK Property in fiscal 2008.

The Karoo Project

On October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. (“Pinewood”) to earn a 75% interest in the “Karoo” Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania (the “Karoo Property”).   In fiscal 2008, Management decided not to pursue any further interest in this property.

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

NEED FOR ADDITIONAL FINANCING.  We are in the exploration stage and have not yet realized revenues from our planned operations.  We have incurred a net loss of $436,446 for the year ended September 30, 2008.  At September 30, 2008, we had an accumulated deficit of $984,567.  We have funded operations through the issuance of capital stock.  In January 2007, we received stock subscriptions for issue of our common stock for gross proceeds of $75,000.  In April 2007, we received a stock subscription of $600,000.  In April 2008, we received a stock subscription for $20,000, and in May 2008, we received a stock subscription for $25,000.  Further, during the three months ended September 30, 2008, we received an additional stock subscription for $50,000, and subsequent to the year ended September 30, 2008, we received an additional stock subscription for $25,000 in October 2008.  We plan is to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities.  No assurance can be given, however, that we will be able to obtain additional financing or that our mining activities will be successful.

DOUBTFUL ABILITY TO CONTINUE AS A GOING CONCERN.  As stated above, we are now an exploration stage mining company and have not realized any revenues from our operations.  We are primarily engaged in the acquisition, exploration and development of uranium mining properties in Africa.  Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business.   We have no source for operating revenue and expect to incur significant expenses before establishing operating revenue. We have a need for equity capital and financing for working capital and exploration of our properties.  Because of continuing operating losses, negative working capital and cash outflows from operations, our continuance as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operation. Our future success is dependent upon our continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for uranium reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if we will attain profitable levels of operation.

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

WE RELY UPON KEY PERSONNEL AND IF THEY LEAVE US, OUR BUSINESS PLAN AND RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.  We rely heavily on our Chief Executive Officer, Ghaith Qamheiah.  His experience  and  input  create  the  foundation  for  our  business  and  he  is responsible for the directorship and control over our exploration activities.  We presently have a consulting agreement with Mr. Qamheiah which can be terminated by either party on 30 days prior notice.  Moving forward, should we lose the services of Mr. Qamheiah, for  any  reason,  we will incur costs associated with recruiting a replacement and delays in our operations.  If we are unable to replace him with another suitably trained individual or individuals, we may be forced to scale back or curtail our business plan and exploration activities.

WE MAY NOT BE ABLE TO MAKE THE REQUIRED PAYMENTS UNDER THE OPTION AGREEMENT.   On October 13, 2006, we entered into an Option Agreement (the “Trimark Agreement”) with Trimark Explorations Ltd. and its wholly-owned subsidiary, Gambaro Resources Limited, whereby we were granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania.  On June 26, 2007, we entered into an Option Agreement (the “NPK Agreement”) with NPK Resources Ltd. (“NPK”), whereby NPK granted us the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda.  Pursuant to the Trimark Agreement and NPK Agreement, we must make certain cash payments and we must complete certain exploration expenditures.  If we are unable to make these payments or complete such required exploration expenditures, we could lose our interests in such mining properties.   We are currently in default of certain payment obligations pursuant to the Trimark Agreement and we are now considering abandoning this project.

OUR  PLANNED  MINERAL  EXPLORATION  EFFORTS  ARE  HIGHLY  SPECULATIVE; WE HAVE NOT YET ESTABLISHED ANY PROVEN OR PROBABLE RESERVES.  Mineral exploration is highly speculative.  It involves many risks and is often nonproductive.  Even if we believe we have found a valuable mineral deposit, it may be several years before production is possible. During that time, it may become no longer feasible to produce those minerals for economic, regulatory, political, or other reasons.  Additionally,  we  may  be  required  to  make substantial  capital  expenditures  and  to  construct  mining  and  processing facilities.  As  a  result of these costs and uncertainties, we may be unable to start,  or  if  started,  to  finish  our  exploration  activities.   In addition, we have not to date established any proven or probable reserves on our mining properties and there can be no assurance that such reserves will ever be established.

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

TITLE TO PROPERTIES MAY BE AT RISK.  Although we have taken steps to verify title to the properties on which we are conducting exploration and in which we have an interest, in accordance with industry standards for the current stage of development of such properties, these procedures do not guarantee the Company’s title.  Property title may be subject to government licensing requirements or regulations, unregistered prior agreements, unregistered claims, and non compliance with regulatory and environmental requirements.

CURRENT LEVELS OF MARKET VOLATILITY COULD HAVE ADVERSE IMPACTS.  The capital and credit markets have been experiencing volatility and disruption. If the current levels of market disruption and volatility continue or worsen, there can be no assurance that the Company will not experience adverse effects, which may be material. These effects may include, but are not limited to, difficulties in raising additional capital or debt and a smaller pool of investors and funding sources.  There is thus no assurance the Company will have access to the equity capital markets to obtain financing when necessary or desirable.

GENERAL DETERIORATION IN ECONOMIC CONDITIONS MAY HAVE ADVERSE IMPACTS.  The current economic environment is challenging and uncertain.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding commodity markets.  Further, the risks associated with industries in which the Company operates become more acute in periods of a slowing economy or slow growth.

OUR FORMER CHIEF EXECUTIVE OFFICER CAN VOTE AN AGGREGATE OF 46.6% OF OUR COMMON STOCK AND CAN THEREFORE EXERCISE SIGNIFICANT CONTROL OVER CORPORATE DECISIONS INCLUDING THE APPOINTMENT OF NEW DIRECTORS.  Adam R. Cegielski, our former Chief Executive Officer can vote an aggregate of 29,925,000 shares or approximately 46.6% of our outstanding Common Stock. Accordingly, Mr. Cegielski will exercise significant control in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and also the power to prevent or cause a change in control.  Any investors who purchase shares will be minority shareholders and as such will have little to no say in the direction of the Company and the election of directors.  As a potential investor in the Company, you should keep in mind that even if you own shares of the Company’s Common Stock and wish to vote them at annual or special shareholder meetings, your shares will likely have little effect on the outcome of corporate decisions.

WE DO NOT INTEND TO PAY DIVIDENDS IN THE FORESEEABLE FUTURE.  We have never declared or paid a dividend on our common stock. We intend to retain earnings, if any, for use in the operation and expansion of our business and, therefore, do not anticipate paying any dividends in the foreseeable future.

THE TRADING PRICE OF OUR COMMON STOCK MAY BE VOLATILE.  We currently anticipate that the market for our common stock will remain limited, sporadic, and illiquid until such time as we generate significant revenues, if ever, and that the market for our common stock will be subject to wide fluctuations in response to several factors, including, but not limited to the risk factors set forth in this report as well as the depth and liquidity of the market for our common stock, investor perceptions of the Company, and general economic and similar conditions.   In addition, we believe that there are a small number of market makers that make a market in our common stock.  The actions of any of these market makers could substantially impact the volatility of the Company’s common stock.

OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny Stock, which is traded on the OTCBB.  As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock.  In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers.  For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must also approve the potential customer’s account by obtaining information concerning the customer’s financial situation, investment experience and investment objectives.  The broker-dealer must also make a determination whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company’s Common Stock.

LIMITATIONS OF THE OTCBB CAN HINDER COMPLETION OF TRADES.  Trades and quotations on the OTCBB involve a manual process that may delay order processing. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered.  Consequently, one may be unable to trade in the Company’s Common Stock at optimum prices.

THE OTCBB IS VULNERABLE TO MARKET FRAUD.   OTCBB securities are frequent targets of fraud or market manipulation, both because of their generally low prices and because OTCBB reporting requirements are less stringent than those of the stock exchanges or NASDAQ.

INCREASED DEALER COMPENSATION COULD ADVERSELY AFFECT STOCK PRICE.  OTCBB dealers’ spreads (the difference between the bid and ask prices) may be large, causing higher purchase prices and less sale proceeds for investors.

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

PART II

Item 5.

Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

Our common stock is presently listed on the OTC Bulletin Board under the symbol “URHN”.  Prior to our name change to Uranium Hunter Corporation which occurred on February 14, 2007, we were listed under the symbol “BVLL” since July 26, 2006.  Prior thereto, we were listed under the symbol “BWVL”.  Our common stock has been listed on the OTC Bulletin Board since January 2006.   Prior to February 14, 2007, there was no active trading in our common stock.  The following table sets forth the range of high and low bid prices per share of the common stock for each of the quarters identified below as reported by the OTC Bulletin Board. These quotations represent inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

Period	Bid Prices

Year ended September 30, 2008:	High	Low

Oct. 1, 2007 to Dec. 31, 2007	$1.20	$0.52
Jan. 1, 2008 to March 31, 2008	$0.95	$0.30
April 1, 2008 to June 30, 2008	$0.40	$0.18
July 1, 2008 to Sept. 30, 2008	$0.43	$0.07

Year ended September 30, 2007:	High	Low

Oct. 1, 2006 to Dec. 31, 2006	$1.05	$1.05
Jan. 1, 2007 to March 31, 2007	$1.75	$0
April 1, 2007 to June 30, 2007	$1.40	$0.95
July 1, 2007 to Sept. 30, 2007	$1.41	$0.82

Holders

As of December 10, 2008, there were approximately 30 stockholders of record of the Company’s Common Stock.   This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

In January 2007, we received stock subscriptions for $75,000 for 75,000 shares of our common stock at $1.00 per share.  In April 2007, we received additional stock subscriptions of $600,000 for 600,000 shares of our common stock at $1.00 per share.  In April 2008, we received a stock subscription for $20,000 for 33,334 shares of our common stock at $0.60 per share.   In May 2008, we received a stock subscription for $25,000 for 83,334 shares of our common stock at $0.30 per share.  During the three months ended September 30, 2008, we received an additional stock subscription for $50,000 for 166,667 shares of our common stock at $0.30 per share.  No securities pursuant to the foregoing have been issued to date although the subscriptions were received in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

In September 2008, we granted Ghaith Qamheiah, our Chief Executive Officer, options to purchase 1,000,000 shares of common stock, and we granted to each of Rakesh Malhotra, our Chief Financial Officer, and Howard Barth and Akolisa Ufodike (both of whom are directors) options to acquire 250,000 shares each.  All of such options have an exercise price of $0.24 per share and shall vest as follows: (i) one-fourth of the shares shall vest on the grant date, (ii) one-fourth of the shares shall vest six months from the grant date, (iii) one-fourth of the shares shall vest 12 months from the grant date, and (iv) one-fourth of the shares shall vest 18 months from the grant date.  All of such options have a term of five years.  All of such securities were issued in reliance upon the exemption from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended, for “transactions by the issuer not involving any public offering”.

Equity Compensation Plan Information

Information regarding equity compensations plans, as of September 30, 2008, is set forth in the table below:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	-0-	-0-	-0-

Equity compensation plans not approved by security holders	1,750,000	$0.24	250,000

Total	1,750,000	$0.24	250,000

The foregoing equity compensation plan information relates to the stock options granted under the 2007 Non-Qualified Stock Option Plan which was adopted by the Board of Directors during the quarter ended June 30, 2007. The aggregate number of shares which may be issued by the Plan is 2,000,000. The purchase price per share of common stock deliverable upon the exercise of the option shall be determined by the Board of Directors. The exercise price of each non-qualified option granted under the Plan shall in no event be less than the fair market value of Company’s common stock on the date the non-qualified option is granted.  All options granted to date were granted in September 2008.

Item 6.

Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the audited consolidated financial statements and the notes thereto appearing elsewhere in this report and is qualified in its entirety by the foregoing.

Overview

Uranium Hunter Corporation, a Nevada corporation (referred to herein as the “Company”, “we”, “us” and “our”) was incorporated on September 4, 2003 under the name Brownsville Company in order to operate a boat launch, parking lot, marina and convenience store.   We operated such business until November 16, 2006 on which date it was sold to Fraser River Metals Depot Inc.

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

On February 14, 2007, pursuant to a Certificate of Amendment to our Articles of Incorporation filed with the State of Nevada, we changed the name of the corporation from “Brownsville Company” to “Uranium Hunter Corporation”.

On June 26, 2007, we were granted the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda (the “NPK Property”).

On October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. to earn a 75% interest in the “Karoo” Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania.  See “The Karoo Project” below.

Our Mining Properties

The Gambaro Property

On October 13, 2006, we entered into an Option Agreement (the “Trimark Agreement”) with Trimark Explorations Ltd.  and its wholly-owned subsidiary, Gambaro Resources Limited (together referred to herein as “Trimark”), whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania (the “Gambaro Property”).  The Gambaro Property consists of approximately 170 square kilometers in the southwestern part of Tanzania which is located on the East Coast of Africa.  The Gambaro Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium.  Under the terms of the Trimark Agreement, Trimark has granted us the sole and exclusive option to acquire up to a 100% undivided interest in and to the Gambaro Property, by making the following cash payments totaling $100,000 over a three year period: (i) $25,000 within 45 days of signing the Trimark Agreement; (ii) an additional $35,000 within two years of signing of the Trimark Agreement;  and (iii) an additional $40,000 within three years of signing of the Trimark Agreement.

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

We may terminate the Trimark Agreement at any time by giving written notice to Trimark of the termination of the Trimark Agreement and such termination shall be effective on the 15th day after such notice is sent to Trimark.  In addition, if we fail to make any payment under the Trimark Agreement or fails to do anything on or before the last day provided for such payment or performance under the Trimark Agreement (in each or either case referred to as a “default”), Trimark  may terminate the Trimark Agreement but only if: (i) Trimark has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance.  Should we fail to comply with the foregoing, Trimark may thereafter terminate the Trimark Agreement by notice to us.  Upon such termination, we forfeit any and all interest in the Gambaro Property and shall cease to be liable to Trimark.

We are currently in default of certain payment obligations pursuant to the Trimark Agreement and we are now considering abandoning this project.

The NPK Property

On June 26, 2007, we entered into an Option Agreement (the “NPK Agreement”) with NPK Resources Ltd. (“NPK”), whereby NPK granted us the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda (the “NPK Property”).

Under the terms of the NPK Agreement, NPK has granted us the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment  to NPK of  $25,000 US within five days of signing the NPK Agreement.  We paid $15,000 during the quarter ended June 30, 2007 and paid the balance of $10,000 in July 2007.  We shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing.  We shall maintain its 75% interest in the NPK Property after we pay the $25,000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling $150,000 US over a 36 month period: (i) $50,000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,00 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and (iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement.  If 36 months after the date of the NPK Agreement, we have not completed exploration expenses of $150,000, we may still maintain its 75% interest in the NPK Property if we issue in favor of NPK payments totaling up to $150,000 in shares of common stock of the Company or cash of up to $150,000 US at our sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property.  The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

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

The Karoo Project

Subsequent to the fiscal year ended September 30, 2007, and on October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. to earn a 75% interest in the “Karoo” Project which contains approximately 8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania (the “Karoo Property”).  In fiscal 2008, Management decided not to pursue any further interest in this property.

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

Total operating expenses were $436,446 for the year ended September 30, 2008 compared to $494,316 for the year ended September 30, 2007.  Such decrease in the current year compared to the prior year was primarily due a decrease in project expenses, partially offset by an increase in general and administrative expenses.  Cumulatively since inception of exploration, we had total operating expenses of $930,762.  General and administrative expenses were $363,438 and project expenses were $71,867 for the year ended September 30, 2008 compared to general and administrative expenses were $306,461 and project expenses were $187,579 for the year ended September 30, 2007.  Cumulatively since inception of exploration, general and administrative expenses were $669,899 and project expenses were $259,446.

For the year ended September 30, 2008, we had a net loss of $436,446 compared to a net loss of $488,307 for the year ended September 30, 2007.  Cumulatively since inception of exploration, we had a net loss of $930,762.  Such net losses are due to the operating expenses incurred resulting from our change of direction to an exploration mining company with no offsetting revenues.

Liquidity and Capital Resources

On September 30, 2008, we had working capital deficit of $102,992 and a stockholders’ deficiency of $96,907, compared to working capital of $155,513 and stockholder’s equity of $159,379 on September 30, 2007.   On September 30, 2008, we had $1,516 in cash and cash equivalents, total assets of $7,601 and total liabilities of $104,508, compared to $229,524 in cash and cash equivalents, total assets of $247,159 and total liabilities of $87,780 on September 30, 2007.

Cash used for operating activities for the year ended September 30, 2008 was $319,648 primarily due to a net loss from continuing operations of $436,446, offset by adjustment for stock based compensation of $85,160 and changes in prepaid expenses of $13,769 and accounts payable and accrued liabilities of $16,728.  Cash used for operating activities for the year ended September 30, 2007 was $425,054 primarily due to a net loss from continuing operations of $494,316, offset by changes in accounts payable and accrued liabilities of $87,780.  Net cash used in investing activities was $3,360 for the year ended September 30, 2008 due to the acquisition of plant and equipment compared to net cash used in investing activities of $4,142 for the year ended September 30, 2007 due to the acquisition of plant and equipment.  Cash provided by financing activities was $95,000 for the year ended September 30, 2008, compared to $657,000 for the year ended September 30, 2007.   Such change was primarily due to a decrease in stock subscriptions during fiscal 2008 compared to the prior year.

As mentioned above, we are in the exploration stage and has not yet realized revenues from our planned operations.  We have incurred a loss of $436,446 for the year ended September 30, 2008 which includes non-cash stock based compensation expense for $85,160.  At September 30, 2008, we had an accumulated deficit of $984,567.  We have funded operations through the issuance of capital stock.  In January 2007, we received stock subscriptions for issue of our common stock for gross proceeds of $75,000.  In April 2007, we received stock subscription of $ 600,000.  In April 2008, we received stock subscription for $20,000, and in May 2008, we received stock subscription for $25,000.  During the three months ended September 30, 2008, we received an additional stock subscription for $50,000.  Subsequent to the year, in October, 2008, we received an additional stock subscription for $25,000.  Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.  We can make no assurance, however, we will be able to raise additional funds on terms acceptable to the Company or that our mining activities will be commercially successful.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements as defined in Item 303(c) of Regulation S-B.

Significant Accounting Policies

Our discussion and analysis of the Company’s financial condition and results of operations are based upon our financial statements which have been prepared in conformity with U.S. generally accepted accounting principles.  Our significant accounting policies are described in Note 3 to the financial statements included elsewhere herein.  The application of our critical accounting policies is particularly important to the portrayal of our financial position and results of operations.  These critical accounting policies require us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the consolidated financial statements.

Mineral rights – We are an exploration stage mining company and have not yet realized any revenue from our operations.  We are primarily engaged in the acquisition and exploration of mining properties.  Mineral property exploration costs are expensed as incurred.  Mineral property payments are capitalized only if we are able to allocate any economic value beyond proven and probable reserves.  When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized.  For the purpose of preparing financial information, we are unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense.  All costs associated with a property that has the potential to add to our proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed.  No costs have been capitalized in the periods covered by the financial statements included with this report.  Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force (“EITF”) Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures.  Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of the financial statements included with this report, we have incurred only property payments and exploration costs which have been expensed.  To date, we have not established any proven or probable reserves on our mineral properties.

Revenue recognition - Revenue is recognized when the metals are extracted, processed and sold.  We will record revenues from the sale of uranium or other metals when delivery to the customer has occurred, collectability is reasonably assured and title has transferred.

Plant, Property and Equipment – Our fixed assets are stated at cost less accumulated depreciation.

Stock-Based Compensation - All awards granted to employees and non-employees after June 30, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award.  We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services”.   Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable.  The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.  As of September 30, 2008, there was $219,981of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended September 30, 2008 and 2007 was $85,160 and $nil respectively.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. This Statement replaces SFAS No. 141, Business Combinations.  This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.”  The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 (“SFAS 163”), “Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60.”  SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

Item 7.

Financial Statements.

See the Financial Statements annexed to this report.

Item 8.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Reference is made to (i) the Company’s Current Report on Form 8-K filed on November 27, 2008, and in particular Item 4.01(a) thereof, the full contents of which are incorporated by reference herein, for information on the resignation, as of November 19, 2007, of Gordon K.W. Gee Ltd., as the principal independent accountant of the Company, and (ii) the Company’s Current Report on Form 8-K filed on December 11, 2008, and in particular Item 4.01(b) thereof, the full contents of which are incorporated by reference herein, for information on the retention of Schwartz Levitsky Feldman LLP, as the principal independent accountants to audit the financial statements of the Company.

Item 8A(T).

Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, these disclosure controls and procedures were effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed by, or under the supervision of, the Principal Executive Officer and Principal Financial Officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce this risk.

Our evaluation of internal control over financial reporting includes using the COSO framework, an integrated framework for the evaluation of internal controls issued by the Committee of Sponsoring Organizations of the Treadway Commission, to identify the risks and control objectives related to the evaluation of our control environment.

Inherent in small business is the pervasive problem of segregation of duties. Given that the Company has a small accounting department, segregation of duties cannot be completely accomplished at this stage in the corporate lifecycle. Management has added compensating controls to effectively reduce and minimize the risk of a material misstatement in the Company’s annual or interim financial statements.

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was effective as of September 30, 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation requirements by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

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

		Present Position	Has Served as
Name	Age	and Offices	Director Since

Ghaith Qamheiah	30	President, Chief Executive	March 2007
		Officer, Secretary,
		Treasurer and Director

Rakesh Malhotra	52	Chief Financial Officer	March 2007

Howard Barth	56	Director	March 2007

Akolisa Ufodike	34	Director	May 2008

There are no other directors and executive officers of the Company.  From April 2006 to May 2008, Adam R. Cegielski was the Company’s President, Chief Executive Officer, Secretary, Treasurer and a director.  He resigned from such positions on May 23, 2008.

Set forth below are brief accounts of the business experience during the past five years of each director and executive officer of the Company and each significant employee of the Company.

GHAITH QAMHEIAH has been the Company’s President, Chief Executive Officer, Secretary and Treasurer since May 2008, and a director since March 2007.  He is a Professional Engineer registered in the Province of Ontario.  Mr. Qamheiah earned his Bachelor of Engineering (B.Eng.) degree in Chemical Engineering from McMaster University in Hamilton, Ontario. Mr. Qamheiah has gained several years of practical experience in Canada and abroad in the field of engineering consulting, working specifically with Ontario Power Generation, Bruce Power, Atomic Energy of Canada, and Canadian Nuclear Safety Commission. Over the years, Mr. Qamheiah has in addition, contributed his expertise along side committee members charged with the drafting of new regulations governing the safety design, construction, refurbishment, commissioning and decommissioning of nuclear power generating stations in Canada.

RAKESH MALHOTRA has been the Company’s Chief Financial Officer since March 2007.  Mr. Malhotra is a United States certified public accountant and a Canadian Chartered Accountant with considerable finance and accounting experience.  Mr. Malhotra graduated with a Bachelor of Commerce (Honours) from the University of Delhi (India) and worked for a large accounting firm, A.F. Ferguson & Co. (Indian correspondent for KPMG) and obtained his CA designation in India.  Having practiced as an accountant for over 10 years in New Delhi, he moved to the Middle East and worked for 5 years with the highly successful International Bahwan Group of Companies in a senior finance position.  He worked as a Chartered Accountant with a mid-sized Chartered Accounting firm in Toronto doing audits of pubic companies and now works as a consultant to various public companies.  Mr. Malhotra has more than 20 years of experience in accounting and finance.

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

AKOLISA UFODIKE has been a director of the Company since May 2008.  Mr. Ufodike has been Vice President of Finance at Jaguar Wireless in Toronto, Ontario since January 2008. Prior thereto and from July 2006 to January 2008, he was Finance Manager at Molson Canada in Toronto, and from November 2002 to July 2006, he was Finance Manager at Bell Canada.  Mr. Ufodike, who was born and raised in Nigeria, has resided in Canada since 2000.

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

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of the Company’s Common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes of ownership of Common stock of the Company.  Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of such forms received by it, or written representations from certain of such persons, the Company believes that, with respect to the year ended September 30, 2008, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that each of Ghaith Qamheiah, Howard Barth and Akolisa Ufodike filed two reports late relating to a total of two transactions, Rakesh Malhotra filed one report late relating to one transaction, and Adam Cegielski filed two reports late relating to four transactions.

Code of Ethics

The Board of Directors has adopted a Code of Ethics applicable to its senior financial officers, employees and principal executive officers, which is designed to serve as the basis for managing the Company’s business, for meeting the Company’s duties to its stockholders, and for maintaining compliance with financial reporting requirements. A copy of the Code of Ethics has been filed with will be provided to any person without charge upon written request to the Company at its executive offices, First Canadian Place, 100 King Street West, Suite 5700, Toronto, Ontario, Canada M5X 1K7.

Item 10.

Executive Compensation.

The following summary compensation tables set forth information concerning the annual and long-term compensation for services in all capacities to the Company for the years ended September 30, 2008 and September 30, 2007, of those persons who were, at September 30, 2008 (i) the chief executive officer and (ii) the other most highly compensated executive officers of the Company, whose annual base salary and bonus compensation was in excess of $100,000 (the named executive officers):

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total

Ghaith Qamheiah(1), President, Chief Executive Officer, Sec. and Treas.	2008	$0	$0	$0	$48,663	$0	$0	$32,080	(4)	$80,743

Adam R. Cegielski(2), former	2008	$0	$0	$0	$0	$0	$0	$93,045	(5)	$93,045
President, Chief Executive	2007	$0	$0	$0	$0	$0	$0	$62,179	(5)	$62,179
Officer, Sec. and Treas.										$0

Rakesh Malhotra, Chief	2008	$0	$0	$0	$12,166	$0	$0	$15,047	(6)	$27,213
Financial Officer	2007	$0	$0	$0	$0	$0	$0	$11,585	(6)	$11,585

(1)

Mr. Qamheiah has served in these positions since May 23, 2008.

(2)

Mr. Cegielski served in these positions from April 21, 2006 to May 23, 2008.

(3)

Represents the dollar amount recognized for financial reporting purposes of stock options awarded in fiscal 2008 computed in accordance with SFAS 123(R).

(4)

The Company expensed $32,080 as a management fee to Mr. Qamheiah during the year ended September 30, 2008.

(5)

The Company expensed $93,045 and $62,179 as a management fee to Mr. Cegielski during the years ended September 30, 2008 and 2007, respectively. Further, the Company expensed an additional consulting fee to Mr. Cegielski for $23,956 following his resignation as an officer and director during the year ended September 30, 2008 which amount is not included in the above table. (prior year Nil)

(6)

The Company expensed $15,047 and $11,585 as a management fee to Mr. Malhotra during the years ended September 30, 2008 and 2007, respectively.

Equity Awards

The following table provides certain information concerning equity awards held by the named executive officers as of September 30, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	OPTION AWARDS			STOCK AWARDS
Name	No. of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Equity Incentive Plan Awards: Number of Unearned Shares, Units Or Other Rights That Have Not Vested(#)
Ghaith Qamheiah	250,000	750,000	$0.24	9/9/2013	-0-	-0-
Rakesh Malhotra	62,500	187,500	$0.24	9/9/2013	-0-	-0-

Benefit Plans

The Board of Directors adopted the 2007 Non-Qualified Stock Option Plan during the quarter ended June 30, 2007.  The aggregate number of shares which may be issued by the Plan is 2,000,000.  The purchase price per share of common stock deliverable upon the exercise of the option shall be determined by the Board of Directors. The exercise price of each non-qualified option granted under the plan shall in no event be less than the fair market value of Company’s common stock on the date the non-qualified option is granted.

Compensation of Directors

During fiscal 2008, 2006, the Company did not compensate any of its directors in cash.  All directors are reimbursed for their reasonable out-of-pocket expenses incurred in connection with their duties to the Company.  In addition, directors are eligible to receive pursuant to our Stock Option Plan described above.  Directors were issued stock options in September 2008 as described under “Recent Sales of Unregistered Securities” in “Item 5.  Market for Common Equity and Related Stockholder Matters”.

The following table provides certain summary information concerning the compensation paid to directors, other than Ghaith Qamheiah (our Chief Executive Officer), during fiscal 2008.  All compensation paid to Mr. Qamheiah is set forth in the table under “Executive Compensation”.

Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards (S)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)
Howard Barth	$ 0	-0-	$12,166	-0-	$12,166
Akolisa Ufodike	$ 0	-0-	$12,166	-0-	$12,166

(1)

Represents the dollar amount recognized for financial reporting purposes of stock options awarded in fiscal 2008 computed in accordance with Financial Accounting Standards 123R.

Agreements with Executive Officers

Effective as of May 23, 2008 the Company entered into a consulting agreement with Ghaith Qamheiah, pursuant to which Mr. Qamheiah was retained as the Company's President, Chief Executive Officer, Secretary and Treasurer.  The consulting agreement has a three-year term and can be terminated by either party by giving a 30 days written notice.  Pursuant to the agreement, Mr. Qamheiah will receive a monthly consulting fee of $7,517 (CDN$8,000).

Item 11.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2008, certain information with regard to the record and beneficial ownership of the Company’s Common stock by (i) each stockholder owning of record or beneficially 5% or more of the Company’s Common stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

	Amount and Nature	Percent
Name of Beneficial Owner(1)	of Beneficial Ownership	of Class

Adam R. Cegielski(2)	29,925,000	46.6%
Ghaith Qamheiah	250,000(3)	*
Howard Barth	62,500(4)	*
Akolisa Ufodike	62,500(4)	*
Rakesh Malhotra	62,500(4)	*

All Executive Officers and
Directors as a Group (4 persons)	437,500	*

_______________

**

Less than 1%.

(1)

Except as otherwise indicated, the address of each beneficial owner is First Canadian Place, 100 King Street West, Suite 5700, Toronto, Ontario, Canada M5X 1K7.

(2)

Mr. Cegielski is the former President, Chief Executive Officer, Secretary and Treasurer of the Company.    His address is 2328 Devon Road, Oakville, Ontario, L6J 5R4.

(3)

Consists of 250,000 shares issuable upon the exercise of options that either vested or will vest within the next 60 days.  Does not include 750,000 shares underlying options that are not exercisable within the next 60 days.

(4)

Consists of 62,500 shares issuable upon the exercise of options that either vested or will vest within the next 60 days.  Does not include 187,500 shares underlying options that are not exercisable within the next 60 days.

Item 12.

Certain Relationships and Related Transactions, and Director Independence.

During the year ended September 30, 2008, we expensed $93,045 as a management fee to our former Chief Executive Officer, $32,080 as a management fee to our current Chief Executive Officer  and expensed $15,047 as a fee to our Chief Financial Officer.

In September 2008, we granted our Chief Executive Officer options to purchase 1,000,000 shares of common stock, and we granted to our Chief Financial Officer, and two other directors options to acquire 250,000 shares each.  All of such options have an exercise price of $0.24 per share and shall vest as follows: (i) one-fourth of the shares shall vest on the grant date, (ii) one-fourth of the shares shall vest six months from the grant date, (iii) one-fourth of the shares shall vest 12 months from the grant date, and (iv) one-fourth of the shares shall vest 18 months from the grant date.  All of such options have a term of five years.

Other than the foregoing, since October 1, 2007, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party: (i) in which the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last three completed fiscal years; and (ii) in which any director, executive officer, shareholder who beneficially owns 5% or more of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

Director Independence

Our board of directors currently consists of three.  They are Ghaith Qamheiah, Howard Barth and Akolisa Ufodike.  Mr. Qamheiah is the Company’s President, Chief Executive Officer, Secretary and Treasurer.  Messrs. Barth and Ufodike are independent directors.  We have determined their independence using the definition of independence set forth in NASD Rule 4200.

Item 13.

Exhibits.

Incorporated by
Exhibit No.	Name of Exhibit	Reference to

3.1	Articles of incorporation	Exhibit 3.1 (1)
3.2	Amended and Restated Bylaws	Exhibit 3.1 (2)
3.3	Certificate of Change filed with the Secretary of State of Nevada on July 13, 2006 and effective on July 26, 2006	Exhibit 99.1 (3)
3.4	Certificate of Change filed with the Secretary of State of Nevada effective on February 14, 2007	Exhibit 99.1 (4)
3.5	Certificate of Amendment filed with the Secretary of State of Nevada effective on February 14, 2007	Exhibit 99.2 (4)
10.1	Asset Purchase Agreement dated March 31, 2004	Exhibit 10.1 (1)

10.2	Lease Agreement dated March 31, 2004	Exhibit 10.2 (1)
10.3	Stock Purchase Agreement dated as of April 21, 2006 by and among Xuxin Shao, Shao Hui Chen, Brownsville Company and Adam Cegielski	Exhibit 10.1 (5)
10.4	Option Agreement between Trimark Explorations Ltd. and Gambaro Resources Limited, and Brownsville Company	Exhibit 10.1 (6)
10.5	Asset Purchase Agreement by and between Brownsville Company and Fraser River Metals Depot Inc. dated November 16, 2006	Exhibit 10.1 (7)
10.8	Option Agreement between NPK Resources Ltd. and Uranium Hunter Corporation	Exhibit 10.1 (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

*

Filed herewith.

(1)

Filed as an exhibit to the Company’s Registration Statement on Form SB-2, filed on February 11, 2005, and incorporated by reference herein.

(2)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed on January 3, 2007, and incorporated by reference herein.

(3)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 26, 2006, and incorporated by reference herein.

(4)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 15, 2007, and incorporated by reference herein.

(5)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed on April 27, 2006, and incorporated by reference herein.

(6)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed on October 16, 2006, and incorporated by reference herein.

(7)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed on November 17, 2006, and incorporated by reference herein.

(8)

Filed as an exhibit to the Company’s Current Report on Form 8-K filed on July 2, 2007, and incorporated by reference herein.

Item 14.

Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2008 and September 30, 2007:

Fee Category	2008 Fees	2007 Fees

Audit Fees	$17,000	$22,250*
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

Total Fees	$17,000	$22,250

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

Audit Related Fees. Consists of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees”.

Tax Fees.  Consists of fees billed for professional services for tax compliance, tax advice and tax planning.  These services include preparation of federal and state income tax returns.

All Other  Fees.  Consists of fees for product and services other than the services reported above.

Pre-Approval Policies and Procedures

Prior to engaging its accountants to perform a particular service, the Company’s Board of Directors obtains an estimate for the service to be performed. All of the services described above were approved by the Board of Directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM HUNTER CORPORATION
(Registrant)

By:	/s/ Ghaith Qamheiah
Ghaith Qamheiah,
President and Chief Executive Officer

Dated:	December 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Ghaith Qamheiah	President and Chief Executive Officer	December 29, 2008
Ghaith Qamheiah	(Principal Executive Officer)

/s/Rakesh Malhotra	Chief Financial Officer	December 29, 2008
Rakesh Malhotra	(Principal Financial Officer)

/s/ Howard Barth	Director	December 29, 2008
Howard Barth

/s/ Akolisa Ufodike	Director	December 29, 2008
Akolisa Ufodike

URANIUM HUNTER CORPORATION
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2008 AND SEPTEMBER 30, 2007

(Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets as of September 30, 2008 and September 30, 2007	F-3

Consolidated Statements of Operations and Comprehensive loss for years ended September 30, 2008 and September 30, 2007 and the period from inception of exploration (January 1, 2007) to September 30, 2008

F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2008 and September 30, 2007.	F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2008 and September 30, 2007 and from inception of exploration (January 1, 2007) to September 30, 2008.	F-6

Notes to Consolidated Financial Statements	F-7 - F-20

Schwartz Levitsky Feldman llp
CHARTERED ACCOUNTANTS
LICENSED PUBLIC ACCOUNTANTS
TORONTO ? MONTREAL

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Uranium Hunter Corporation
(An Exploration Stage Company)

We have audited the accompanying consolidated balance sheets of Uranium Hunter Corporation (formerly Brownsville Company), (an Exploration Stage Company) as at September 30, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, cash flows and stockholders’ equity (deficiency) for the years ended September 30, 2008 and 2007 and for the period from inception of exploration (January 1, 2007) to September 30, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Hunter Corporation (formerly Brownsville Company) as at September 30, 2008 and 2007 and the results of its operations and its cash flows for the years ended September 30, 2008 and 2007 and for the period from inception of exploration (January 1, 2007) to September 30, 2008 in conformity with United States generally accepted accounting principles.

The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal controls over financial reporting. Accordingly, we express no such opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is an exploration stage mining company and has no established source of revenues. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plan regarding these matters are also described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Schwartz Levitsky Feldman LLP
Toronto, Ontario, Canada	Chartered Accountants
December 4, 2008	Licensed Public Accountants

1167 Caledonia Road Toronto, Ontario M6A 2X1 Tel: 416 785 5353 Fax: 416 785 5663

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Balance Sheets
As at September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

	Sept 30,	Sept 30,
	2008	2007
	$	$

ASSETS
Current
Cash and cash equivalents	1,516	229,524
Prepaid expenses and other receivables	-	13,769

Total Current Assets	1,516	243,293
Plant and Equipment, net (Note 4)	6,085	3,866

Total Assets	7,601	247,159

LIABILITIES
Current
Accounts payable and accrued liabilities (note 9)	104,508	87,780

Total Current Liabilities	104,508	87,780

Total Liabilities	104,508	87,780

Going Concern (note 2)
Related Party Transactions (note 11)
Commitments and Contingencies (note 12)

STOCKHOLDERS' EQUITY (DEFICIENCY)
Capital Stock (note 5)
Common stock	64,320	64,320
Additional Paid-in Capital	823,340	643,180
Accumulated Deficit	(984,567)	(548,121)

Total Stockholders' Equity (Deficiency)	(96,907)	159,379

Total Liabilities and Stockholders' Equity (Deficiency)	7,601	247,159

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Operations and Comprehensive loss
Years ended September 30, 2008 and 2007 and the Period from
Inception of exploration (January 1, 2007) to September 30, 2008
(Amounts expressed in US Dollars)

	Cumulative
	Since
	Inception
	of exploration	2008	2007

Operating Expenses
General and administration	669,899	363,438	306,461
Project expenses	259,446	71,867	187,579
Amortization	1,417	1,141	276

Total Operating Expenses	930,762	436,446	494,316

Loss from Operations	(930,762)	(436,446)	(494,316)

Loss before Income Taxes	(930,762)	(436,446)	(494,316)

Provision for income taxes	-	-	-

Loss from continuing operations	(930,762)	(436,446)	(494,316)
Gain from discontinued operations (Note 8)	-	-	6,009

Net Loss	(930,762)	(436,446)	(488,307)

Loss per Weighted Average Number of Shares Outstanding from continuing operations
-Basic and Diluted		(0.01)	(0.01)

Loss per Weighted Average Number of Shares Outstanding from discontinued operations
-Basic and Diluted		(0.00)	(0.00)

Net Loss per Weighted Average Number of Shares Outstanding
-Basic and Diluted		(0.01)	(0.01)

Weighted Average Number of Shares Outstanding
-Basic and Diluted (note 10)		64,320,000	64,320,000

The components of comprehensive loss are as follows:		2008	2007

Net loss		$(436,446)	$(488,307)
Other comprehensive income (loss) foreign currency
Translation		-	-
Comprehensive Loss		$(436,446)	$(488,307)

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Changes in Stockholders’ Equity
For the years ended September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

	Common Stock (a)		Additional	Deficit	Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital (a)		Equity
					(Deficiency)

	#	$	$	$	$

Balance, September 30, 2005	64,320,000	64,320	(6,820)	(44,115)	13,385

Net loss for the year ended September 30, 2006				(15,699)	(15,699)

Balance September 30, 2006	64,320,000	64,320	(6,820)	(59,814)	(2,314)

Cancellation of Obligation to issue 250,000 Common shares for assets acquired			(25,000)		(25,000)

Stock subscriptions received			675,000		675,000

Net loss for the year ended September 30, 2007				(488,307)	(488,307)

Balance September 30, 2007	64,320,000	64,320	643,180	(548,121)	159,379

Stock subscriptions received			20,000		20,000

Stock subscriptions received			25,000		25,000

Stock subscriptions received			50,000		50,000

Stock based compensation			85,160		85,160

Net loss for the year ended September 30, 2008				(436,446)	(436,446)

Balance September 30, 2008	64,320,000	64,320	823,340	(984,567)	(96,907)

a)

Common stock and additional paid-in capital have been restated to reflect 3-for-1 and 2-for-1 stock splits on July 26, 2006 and February 1, 2007.

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Consolidated Statements of Cash Flows
For the years ended September 30, 2008 and September 30, 2007 and the period from Inception of exploration (January 1, 2007) to September 30, 2008
(Amounts expressed in US Dollars)

	Cumulative
	Since	Sept 30,	Sept 30,
	Inception (Jan 1, 2007)	2008	2007
	of exploration
	$	$	$

Cash Flows from Operating Activities
Net loss from continuing operations	(930,762)	(436,446)	(494,316)
Adjustment for:
Depreciation	1,417	1,141	276
Stock based compensation	85,160	85,160
Changes in non-cash working capital
Prepaid expenses	-	13,769	(13,769)
Accounts payable and accrued liabilities	104,508	16,728	87,780

Net cash used in continuing operations	(739,677)	(319,648)	(420,029)
Net cash provided in discontinued operations			6,009
Adjustment for:
Gain on disposition of asset	-		(13,667)
Depreciation	-	-	667
Changes in non-cash working capital
Accounts Payable and accrued liabilities	(15,736)	-	(21,170)
Inventory	5,245	-	6,215
Accounts Receivable	19,454	-	16,921

Net cash used in operating activities	(730,714)	(319,648)	(425,054)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(7,502)	(3,360)	(4,142)

Net cash used in investing activities	(7,502)	(3,360)	(4,142)

Cash Flows from Financing Activities
Stock subscriptions received	770,000	95,000	675,000
Loans repayment from related parties	(51,750)	-	(18,000)

Net cash provided by financing activities	718,250	95,000	657,000

Net Change in Cash	(19,966)	(228,008)	227,804
Cash- beginning of period	21,482	229,524	1,720

Cash - end of period	1,516	1,516	229,524

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these consolidated financial statements.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
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

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration of its properties. Because of continuing operating losses, negative working capital and cash outflows from operations, the Company’s continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company’s future success is dependent upon its continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for uranium reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation. Management’s plans to mitigate these conditions are described below.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $436,446 for the year ended September 30, 2008 which includes non-cash stock based compensation expense for $85,160. At September 30, 2008, the Company had an accumulated deficit of $984,567. The Company has funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. In April 2007, the Company received stock subscription of $ 600,000. In April 2008, the Company received stock subscription for $20,000, in May 2008 the Company received stock subscription for $25,000. Further during the three months ended September 30, 2008, the Company received an additional stock subscription for $50,000. Subsequent to the year, in October, 2008, the Company received an additional stock subscription for $25,000.Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
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

c)

Mineral Rights

The Company is an exploration stage mining company and has not yet realized any revenue from its operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property payments are capitalized only if the Company is able to allocate any economic value beyond proven and probable reserves. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property will be capitalized. For the purpose of preparing financial information, the Company is unable to allocate any economic value beyond proven and probable reserves and hence all property payments are considered to be impaired and accordingly written off to project expense. All costs associated with a property that has the potential to add to the Company’s proven and probable reserves are expensed until a final feasibility study demonstrating the existence of proven and probable reserves is completed. No costs have been capitalized in the periods covered by these financial statements. Once capitalized, such costs will be amortized using the units-of-production method over the estimated life of the probable reserve.

Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force ("EITF") Issue 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition and budgeted exploration and development expenditures. Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

To date, mineral property exploration costs have been expensed as incurred. As of the date of these financial statements, the Company has incurred only property payments and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

d)

Plant and Equipment

Plant and equipment are recorded at cost less accumulated depreciation. Depreciation is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	20%	declining balance method
Furniture and fixtures	20%	declining balance method

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

3.

Summary of Significant Accounting Policies (cont'd)

e)

Impairment of Long-lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", long-lived assets to be held and used are analyzed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. The Company evaluates at each balance sheet date whether events and circumstances have occurred that indicate possible impairment. If there are indications of impairment, the Company uses future undiscounted cash flows of the related asset or asset grouping over the remaining life in measuring whether the assets are recoverable. In the event such cash flows are not expected to be sufficient to recover the recorded asset values, the assets are written down to their estimated fair value. Long-lived assets to be disposed of are reported at the lower of carrying amount or fair value of asset less cost to sell. During the year ended September 30, 2008, the Company found no indicators of impairment and thus no impairment test was performed.

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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

3.

Summary of Significant Accounting Policies (cont'd)

i)

Earnings (Loss) Per Share

The Company adopted Statement of Financial Accounting Standards ("FAS") No. 128, "Earnings per Share" which requires disclosure in the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus common stock equivalents (if dilutive) related to stock options and warrants for each year. There were no common equivalent shares outstanding at September 30, 2008 and September 30, 2007 that have been included in dilutive loss per share calculation as the effects would have been anti-dilutive. At September 30, 2008 and September 30, 2007, there were 437,500 and nil exercisable options respectively, from the 2007-Non-Qualified Stock Option Plan and no warrants outstanding.

j)

Fair Value of Financial Instruments

The estimated fair value of financial instruments has been determined by the Company using available market information and valuation methodologies. Considerable judgment is required in estimating fair value. Accordingly, the estimates may not be indicative of the amounts the Company could realize in a current market exchange. As of September 30, 2008 and 2007 the carrying value of financial instruments approximates their fair value due to the short-term maturity of these instruments.

Commodity Price Risk:
The ability of the Company to develop its properties and the future profitability of the Company is directly related to the market price of certain minerals.

Long-term Financial Instruments
The fair value of each of the Company’s long-term financial assets and debt instruments is based on the amount of future cash flows associated with each instrument discounted using an estimate of what the Company’s current borrowing rate for similar instruments of comparable maturity would be.

k)

Stock Based Compensation

All awards granted to employees and non-employees after June 30, 2005 are valued at fair value in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes option pricing model and recognized on a straight line basis over the service periods of each award. The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force ("EITF") in Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring or in Conjunction with Selling Goods or Services". Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.

As of September 30, 2008 there was $219,981of unrecognized expense related to non-vested stock-based compensation arrangements granted. The total stock-based compensation expense relating to all employees and non employees for the years ended September 30, 2008 and 2007 was $85,160 and $nil respectively.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
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

m)

Use of Estimates

Preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and related notes to financial statements. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from such estimates. Significant estimates include accruals, the useful lives of plant and equipment and the fair value of stock based compensation expenses.

n)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations". This Statement replaces SFAS No. 141, Business Combinations. This Statement retains the fundamental requirements in Statement 141 that the acquisition method of accounting (which Statement 141 called the purchase method) be used for all business combinations and for an acquirer to be identified for each business combination. This Statement also establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) will apply prospectively to business combinations for which the acquisition date is on or after Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 141(R).

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This Statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. SFAS No. 160 is effective for the Company’s fiscal year beginning May 1, 2009. The Company is currently assessing the impact of FAS 160.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

3.

Summary of Significant Accounting Policies (cont'd)

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133" ("FAS 161"). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board auditing amendments to AU Section 411, "The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles." The Company does not expect SFAS 162 to have a material effect on its consolidated financial statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 163 ("SFAS 163"), "Accounting for Financial Guarantee Insurance Contracts – an interpretation of FASB Statement No. 60." SFAS 163 prescribes accounting for insures of financial obligations, bringing consistency to recognizing and recording premiums and to loss recognition. SFAS 163 also requires expanded disclosures about financial guarantee insurance contracts. Except for some disclosures, SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The adoption of SFAS 163 will not have an impact on the results of operations or financial position of the Company.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

4.

Plant and Equipment

Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	20%	declining balance method
Furniture and fixtures	20%	declining balance method

As at September 30, 2008	Cost	Accumulated	Net Book Value	Net Book Value
		Amortization	(September 30,	(September 30,
			2008)	2007)
Computer Equipment	$6,480	$1,158	$5,322	$2,912
Furniture and Fixtures	$1,022	$259	$763	$954
Total	$7,502	$1,417	$6,085	$3,866

Amortization charges			$1,141	$276

5.

Capital Stock

Authorized:	450,000,000 common shares $0.001 par value
Issued:	64,320,000 common shares $0.001 par value

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

Year ended September 30, 2008

In April 2008, the Company received $20,000 stock subscription for 33,334 common shares at $0.60 per share, as part of its efforts to raise funds through private placement of shares.

In May 2008, the Company received $25,000 stock subscription for 83,334 common shares at $0.30 per share, as part of its efforts to raise funds through private placement of shares.

During the three months of July to September 2008, the Company received an additional $50,000 stock subscription for 166,667 common shares at $0.30 per share, as part of its efforts to raise funds through private placement of shares

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

6.

Stock Based Compensation

In April 2007, the Board of Directors approved an employee stock option plan ("2007 Non-Qualified Stock Option Plan"), the purpose of which is to promote the financial success and interests of the Company and materially increase shareholder value by giving incentives to the eligible officers and other employees and directors of, and consultants and advisors to, the Company through providing opportunities to acquire stock in the Company. Under the 2007 Stock Option Plan, officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company at not less than the fair market value of the stock on the date of grant. The total number of shares reserved for issuance under the 2007 Non Qualified Stock Option Plan is 2,000,000.

The Company has adopted SFAS123 (Revised) commencing as of July 1, 2005. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions, including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards. The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment.

The expected term calculation is based upon the expected term the option is to be held, which is the full term of the option. The risk-free interest rate is based upon the U.S. Treasury yield in effect at the time of grant for an instrument with a maturity that is commensurate with the expected term of the stock options. The dividend yield of zero is based on the fact that we have never paid cash dividends on our common stock and we have no present intention to pay cash dividends. The expected forfeiture rate of 0% is based on the vesting of stock options in a short period of time.

During the year ended September 30, 2007 the Company did not grant any stock options

During the year ended September 30, 2008 the Company granted the following stock options:

On September 9, 2008 the Board granted stock options to two (2) Directors and One (1) Officer to purchase 250,000 common shares each at an exercise price of $0.24 per share for a total of 750,000 common shares and to the Company’s Chief Executive Officer to purchase 1,000,000 common shares at an exercise price of $0.24 per common share. These options are each granted in accordance with the terms of the Company’s 2007 Non-Qualified Stock Option Plan and shall vest as follows:

(i) one fourth (1/4 th) of the shares shall vest and exercisable on the grant date, (ii) one fourth (1/4 th) of the shares shall vest six months from the grant date (iii) one fourth (1/4 th) of the shares shall vest twelve months from the grant date, and (iv) one fourth (1/4 th) of the shares shall vest eighteen months from the grant date. The option granted shall be for a term of 5 years.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

6.

Stock Based Compensation - Cont'd

For this year ended September 30, 2008, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

9-September
2008

Risk free rate	2.95%
Volatility factor	109.06%
Expected dividends	0%
Forfeiture rate	0%
Expected life	5 years
Exercise price	$0.24
Total number of options granted	1,750,000
Grant date fair value	$0.17
Total number of options forfeited	-
Stock-based compensation cost expensed during the year ended September 30, 2008	$85,160
Unexpended Stock -based compensation cost deferred over the vesting period	$219,981

As of September 30, 2008 there was $219,981 of unrecognized expenses related to non-vested stock-based compensation arrangements granted. The stock-based compensation expense for the years ended September 30, 2008 and September 30, 2007 was $85,160 and $nil respectively.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

6.

Stock Based Compensation - Cont'd

The following table summarizes the options outstanding as at September 30:

		Weighted	Weighted
		average	average
		remaining	remaining
		contractual	contractual
	Option Price	life	life	Number of shares
Expiry Date	Per Share	2008	2007	2008	2007
September 9, 2013	0.24	4.95	-	1,750,000	-
Options outstanding at end of year				1,750,000	-
Weighted average exercise price at end of year				0.24	-
Weighted average remaining contractual life		4.95	-

	Number of Shares
	2008	2007

Outstanding, beginning of year	-	-
Granted	1,750,000	-
Expired	-	-
Exercised	-	-
Forfeited	-	-
Cancelled	-	-
Outstanding, end of year	1,750,000	-
Exerciseable, end of year	437,500	-

7.

Income Taxes

The Company has losses that total $899,407 for income tax purpose that may be carried forward to be applied against future taxable income. The benefit of a potential reduction in future income taxes has not been recorded as an asset at September 30, 2008 as it is reduced to nil by a valuation allowance, due to uncertainty of the application of losses.

The income tax effect of temporary differences comprising the deferred tax assets and deferred tax liabilities on the accompanying balance sheets as at September 30, 2008 and September 30, 2007 is a result of the following:

	September 30, 2008	September 30, 2007
	$
Deferred Tax Assets	305,798	186,361
Valuation Allowance	(305,798)	(186,361)

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

7.

Income Taxes -Cont’d

Reconciliation between the statutory federal income tax rate and the effective income rate of income tax expense for the period ended September 30, 2007 is as follows:

September 30, 2008

Statutory Federal Income Tax Rate	34.0%
Valuation Allowance	(34.0%)

As of September 30, 2008 the Company had approximately $899,407 of federal net operating loss carry forwards available to offset future taxable income which begin to expire as follows:

2024	$8,604
2025	$35,511
2026	$15,699
2027	$488,307
2028	$351,286

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

The details for gain from discontinued operations are calculated as follows:

2007
$
Revenues	9,949
Cost of goods sold	(3,140)
Selling expenses	(746)
General and administration expense	(13,054)
Amortization expense	(667)
Gain on disposition of assets	13,667
Net gain from discontinued operations	6,009

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

9.

Accounts payable and accrued liabilities

Accounts payable and accrued liabilities are comprised of the following:

	2008	2007

Accounts payable	89,508	74,780

Accrued liabilities:

Audit and accounting	12,500	13,000
Legal	2,500	-
Total Accounts payable and accrued liabilities	104,508	87,780

10.

Loss per share

Increase in shares as a result of the stock splits is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

11.

Related Party Transactions

Year ended September 30, 2008

The Company expensed $93,045 as management fee to the Ex-Chief Executive Officer, $32,080 as management fee to the current Chief Executive Officer and $15,047 fee to the Chief Financial Officer . Also, the Company expensed $23,956 as consulting fee to its Ex-Chief Executive Officer.

On September 9, 2008 the Board granted stock options to two (2) Directors and One (1) Officer to purchase 250,000 common shares each at an exercise price of $0.24 per share for a total of 750,000 common shares and to the Company’s Chief Executive Officer to purchase 1,000,000 common shares at an exercise price of $0.24 per common share. These options are each granted in accordance with the terms of the Company’s 2007 Non-Qualified Stock Option Plan and shall vest as follows:

(i) one fourth (1/4 th) of the shares shall vest and exercisable on the grant date, (ii) one fourth (1/4 th) of the shares shall vest six months from the grant date (iii) one fourth (1/4 th) of the shares shall vest twelve months from the grant date, and (iv) one fourth (1/4 th) of the shares shall vest eighteen months from the grant date. The option granted shall be for a term of 5 years. The Company expensed $85,160 as stock based compensation expense for the year ended September 30, 2008.

Year ended September 30, 2007

During the year ended September 30, 2007 all loans from related parties were paid off. The Company also expensed $ 62,179 as management fee to the Chief Executive Officer and expensed $11,585 as fee to its Chief Financial Officer.

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

12.

Commitments and Contingencies

a)

On October 13, 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd. (Trimark) and its wholly owned subsidiary, whereby Trimark granted the Company, 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania, for $100,000 payable over three years. In addition, the Company must conduct exploration on the property of $1,000,000 over a three year time frame. If the exploration expenses are not incurred, the Company may still earn 100% interest by issuing 1,000,000 common shares, at not less than $1.00 per share, to Trimark or pay cash of up to $1,000,000. As of September 30, 2008 the Company had paid $25,000 to Trimark and this payment had been expensed as project expense. The Company was required to make the second payment relating to the acquisition cost of $100,000 prior to October 13, 2008 for which the Company is in default. The Company is now considering abandoning the property.

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

Under the terms of the NPK Agreement, NPK has granted the Company the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment to NPK of $25,000 US within five days of signing the NPK Agreement. The Company paid $15,000 during the quarter ended June 2007 and paid the balance of $10,000 in July 2007. This entire payment of $25,000 is being expensed as project expense. The Company shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing. The Company shall maintain its 75% interest in the NPK Property after it pays the $25,000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling $150,000 US over a 36 month period: (i) $50,000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,000 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and (iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement. If 36 months after the date of the NPK Agreement, the Company has not completed exploration expenses of $150,000, the Company may still maintain its 75% interest in the NPK Property if the Company issues in favor of NPK payments totaling up to $150,000 in shares of common stock of the Company or cash of up to $150,000 US at the Company's sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

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

URANIUM HUNTER CORPORATION.
(FORMERLY BROWNSVILLE COMPANY)
(AN EXPLORATION STAGE MINING COMPANY)
Notes to the Consolidated Financial Statements September 30, 2008 and September 30, 2007
(Amounts expressed in US Dollars)

12.

Commitments and Contingencies - Cont'd

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

c)

Effective as of May 23, 2008 the Company entered into a consulting agreement with Ghaith Qamheiah, pursuant to which Mr. Qamheiah was retained as the Company's President, Chief Executive Officer, Secretary and Treasurer. The consulting agreement has a three-year term and can be terminated by either party by giving a 30 days written notice. Pursuant to the agreement, Mr. Qamheiah will receive a monthly consulting fee of $7,517 (CDN$8,000). d) Effective September 10, 2008 the Company executed an agreement with a consultant for providing corporate information and investor relation services. The term of this agreement is for three months and the Company is obligated to pay the consultant $5,000 per month. Subsequent to the year on November 5, 2008, the Company terminated the contract due to non performance.

13.

Geographic location of assets

All the assets of the Company are currently located in Canada.

14.

Subsequent Events

In October 2008, the Company received $25,000 stock subscription for 312,500 common shares at $0.08 per share, as part of its efforts to raise funds through private placement of shares.