Form 10-Q
period 2008-12-31
Uranium Hunter CORP
filed 2009-02-13
CIK 1316854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[	]	Accelerated filer	[	]
Non-accelerated filer	[	]	Smaller reporting company	[ X	]

Indicate by check mark whether the Issuer is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 64,000,000 outstanding as of February 1, 2009.

URANIUM HUNTER CORPORATION

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

URANIUM HUNTER CORPORATION

(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of December 31, 2008 and September 30, 2008	4

Interim Consolidated Statements of Operations for the three months ended December 31, 2008 and December 31, 2007 and period from the inception of exploration (January 1, 2007) to December 31, 2008.	5

Interim Consolidated Statements of Changes in Stockholders' Deficiency for the three months ended December 31, 2008 and year ended September 30, 2008.	6

Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2008 and December 31, 2007 and from inception of exploration (January 1, 2007) to December 31, 2008.	7

Condensed Notes to Interim Consolidated Financial Statements	8 - 14

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
December 31, 2008 and September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited)

	Dec 31,	Sept 30,
	2008	2008
	$	$

ASSETS
Current
Cash and cash equivalents	2,414	1,516
Total Current Assets	2,414	1,516
Plant and Equipment, net (Note 3)	5,781	6,085

Total Assets	8,195	7,601

LIABILITIES
Current
Accounts payable and accrued liabilities	125,463	104,508

Total Current Liabilities	125,463	104,508

Total Liabilities	125,463	104,508

Going Concern (note 2)
Related party transactions (note 7)
Commitments and Contingencies (note 8)

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 4)
Common stock	64,320	64,320
Additional Paid-in Capital	886,471	823,340
Accumulated Deficit	(1,068,059)	(984,567)

Total Stockholders' Deficiency	(117,268)	(96,907)

Total Liabilities and Stockholders' Deficiency	8,195	7,601

See Condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the three months ended December 31, 2008 and December 31, 2007 and the Period from Inception of exploration (January 1, 2007) to December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

		For the	For the
	Cumulative	three months	three months
	since	ended	ended
	inception	Dec 31,	Dec 31,
	of exploration	2008	2007
	$	$	$

Operating Expenses
General and administration	753,087	83,188	71,966
Project expenses	259,446	-	27,634
Amortization	1,721	304	228

Total Operating Expenses	1,014,254	83,492	99,828

Loss from Operations	(1,014,254)	(83,492)	(99,828)

Loss before Income Taxes	(1,014,254)	(83,492)	(99,828)

Provision for income taxes	-	-	-

Net Income (Loss)	(1,014,254)	(83,492)	(99,828)

Loss per Weighted Average Number
of Shares Outstanding
-Basic and Diluted		(0.00)	(0.00)

Weighted Average Number
of Shares Outstanding
-Basic and Fully Diluted (note 6)		64,320,000	64,320,000

See condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the three months ended December 31, 2008 and year ended September 30, 2008.
(Amounts expressed in US Dollars)
(Unaudited)

	Common Stock (a)		Additional	Deficit	Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital (a)		Equity
					(Deficiency)
	#	$	$	$	$

Balance, September 30, 2005	64,320,000	64,320	(6,820)	(44,115)	13,385

Net loss for the year ended September 30,
2006				(15,699)	(15,699)

Balance September 30, 2006	64,320,000	64,320	(6,820)	(59,814)	(2,314)

Cancellation of Obligation to issue 250,000
Common shares for assets acquired			(25,000)		(25,000)

Stock subscriptions received			675,000		675,000

Net loss for the year ended September 30, 2007				(488,307)	(488,307)

Balance September 30, 2007	64,320,000	64,320	643,180	(548,121)	159,379

Stock subscriptions received			20,000		20,000

Stock subscriptions received			25,000		25,000

Stock subscriptions received			50,000		50,000

Stock based compensation			85,160		85,160

Net loss for the year ended
September 30, 2008				(436,446)	(436,446)

Balance September 30, 2008	64,320,000	64,320	823,340	(984,567)	(96,907)

Stock based compensation			38,131		38,131

Stock subscriptions received			25,000		25,000

Net loss for the three months ended December 31, 2008				(83,492)	(83,492)

Balance December 31, 2008	64,320,000	64,320	886,471	(1,068,059)	(117,268)

a)

Common stock and additional paid-in capital have been restated to reflect 3-for-1 and 2-for-1 stock splits on July 26, 2006 and February 1, 2007.

See condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the three months ended December 31, 2008 and December 31, 2007 and the period from inception of exploration (January 1, 2007) to December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

	Cumulative
	Since	Dec 31,	Dec 31,
	Inception (Jan 1, 2007)	2008	2007
	of exploration
	$	$	$

Cash Flows from Operating Activities
Net loss	(1,014,254)	(83,492)	(99,828)
Adjustment for:
Depreciation	1,721	304	228
Stock based compensation	123,291	38,131	-
Changes in non-cash working capital
Prepaid expenses	-	-	(7,312)
Accounts payable and accrued liabilities	125,463	20,955	(8,263)
Discontinued operations	8,963	-	-
Net cash used in operating activities	(754,816)	(24,102)	(115,175)

Cash Flows from Investing Activities
Acquisition of plant and equipment	(7,502)	-	(2,083)

Net cash used in investing activities	(7,502)	-	(2,083)

Cash Flows from Financing Activities
Stock subscriptions received	795,000	25,000	-
Loans repayment from related parties	(51,750)	-	-

Net cash provided by financing activities	743,250	25,000	-

Net Change in Cash	(19,068)	898	(117,258)
Cash- beginning of period	21,482	1,516	229,524

Cash - end of period	2,414	2,414	112,266

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

See condensed notes to the Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

1.

Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended September 30, 2009. Interim financial statements should be read in conjunction with the company’s annual audited financial statements for the year ended September 30, 2008.

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

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $83,492 for the three month period ended December 31, 2008 which includes non-cash stock based compensation expense for $38,131. At December 31, 2008, the Company had an accumulated deficit of $1,068,059. The Company has funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. In April 2007, the Company received stock subscription of $ 600,000. In April 2008, the Company received stock subscription for $20,000, in May 2008 the Company received stock subscription for $25,000. During the three months ended September 30, 2008, the Company received stock subscription for $50,000.In October, 2008, the Company received an additional stock subscription for $25,000. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.

Plant and Equipment

Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment - 20% declining balance method

Furniture and fixtures - 20% declining balance method

As at December31, 2008	Cost	Accumulated Amortization	Net Book Value (December 31, 2008)	Net Book Value (September 30, 2008)
Computer Equipment	$6,480	$1,424	$5,056	$5,322
Furniture and Fixtures	$1,022	$297	$725	$763
Total	$7,502	$1,721	$5,781	$6,085

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

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
During the three months of July to September 2008, the Company received an additional $50,000 stock subscription for 166,667 common shares at $0.30 per share, as part of its efforts to raise funds through private placement of shares

Three month period ended December 31, 2008

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

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

5.

Stock Based Compensation-Cont’d

(i) one fourth (1/4 th) of the shares shall vest and exercisable on the grant date, (ii) one fourth (1/4 th) of the shares shall vest six months from the grant date (iii) one fourth (1/4 th) of the shares shall vest twelve months from the grant date, and (iv) one fourth (1/4 th) of the shares shall vest eighteen months from the grant date. The option granted shall be for a term of 5 years.

For this three month period ended December 31, 2008, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Date of grant	9-September
2008

Risk free rate	2.95%
Volatility factor	109.06%
Expected dividends	0%
Forfeiture rate	0%
Expected life	5 years
Exercise price	$0.24
Total number of options granted	1,750,000
Grant date fair value	$0.17
Total number of options forfeited	-
Stock-based compensation cost expensed
during the three month period ended	$38,131
December 31, 2008
Unexpended Stock -based compensation
cost deferred over the vesting period	$181,850

As of December 31, 2008 there was $181,850 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.

6.

Loss per share

Increase in shares as a result of the stock splits is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

7.

Related Party Transactions

Three month period ended December 31, 2008

The Company expensed $20,690 as management fee to the Chief Executive Officer and $3,000 fee to the Chief Financial Officer. Also, the Company expensed $11,656 as consulting fee to its Ex-Chief Executive Officer who is also a significant shareholder.

On September 9, 2008 the Board granted stock options to two (2) Directors and One (1) Officer to purchase 250,000 common shares each at an exercise price of $0.24 per share for a total of 750,000 common shares and to the Company’s Chief Executive Officer to purchase 1,000,000 common shares at an exercise price of $0.24 per common share. These options are each granted in accordance with the terms of the Company’s 2007 Non-Qualified Stock Option Plan and shall vest as follows:
(i) one fourth (1/4 th) of the shares shall vest and exercisable on the grant date, (ii) one fourth (1/4 th) of the shares shall vest six months from the grant date (iii) one fourth (1/4 th) of the shares shall vest twelve months from the grant date, and (iv) one fourth (1/4 th) of the shares shall vest eighteen months from the grant date. The option granted shall be for a term of 5 years. The Company expensed $38,131 as stock based compensation expense for the three month period ended December 31,2008.

8.

Commitments and Contingencies

a) On October 13, 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd. (Trimark) and its wholly owned subsidiary, whereby Trimark granted the Company, 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania, for $100,000 payable over three years. In addition, the Company must conduct exploration on the property of $1,000,000 over a three year time frame. If the exploration expenses are not incurred, the Company may still earn 100% interest by issuing 1,000,000 common shares, at not less than $1.00 per share, to Trimark or pay cash of up to $1,000,000. As of September 30, 2008 the Company had paid $25,000 to Trimark and this payment had been expensed as project expense. The Company was required to make the second payment relating to the acquisition cost of $100,000 prior to October 13, 2008 for which the Company is in default. As a result, the agreement with Trimark has been terminated and the Company has abandoned the project.

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

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

8.

Commitments and Contingencies-Cont’d

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

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements December 31, 2008
(Amounts expressed in US Dollars)
(Unaudited)

8.

Commitments and Contingencies-Cont’d

c) Effective as of May 23, 2008 the Company entered into a consulting agreement with Ghaith Qamheiah, pursuant to which Mr. Qamheiah was retained as the Company's President, Chief Executive Officer, Secretary and Treasurer. The consulting agreement has a three-year term and can be terminated by either party by giving a 30 days written notice. Pursuant to the agreement, Mr. Qamheiah will receive a monthly consulting fee of $6,568 (CDN$8,000).

d) Effective September 10, 2008 the Company executed an agreement with a consultant for providing corporate information and investor relation services. The term of this agreement is for three months and the Company is obligated to pay the consultant $5,000 per month. On November 5, 2008, the Company terminated the contract due to non performance.

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

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

Subsequent to the fiscal year ended September 30, 2006, and in October 2006, we were granted the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania. The Gambaro Resources Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of uranium. Such project has been abandoned by us. See "The Gambaro Property" below.

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

The Company was required to make the second payment relating to the acquisition cost of $100,000 prior to October 13, 2008 for which the Company is in default. As a result, the agreement with Trimark has been terminated and the Company has abandoned the project.

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

Total operating expenses were $83,492 for the three months ended December 31, 2008 compared to $99,828 for the three months ended December 31, 2007. Such decrease in the current year period compared to the prior year period was primarily due a decrease in project expenses, partially offset by an increase in general and administrative expenses. The increase in general and administration cost is primarily due to non- cash cost relating to stock based compensation for $38,131 (prior period $nil). Cumulatively since inception of exploration, we had total operating expenses of $1,014,254. General and administrative expenses were $83,188 and there were no project expenses for the three months ended December 31, 2008 compared to general and administrative expenses of $71,966 and project expenses of $27,634 for the three months ended December 31, 2007. Cumulatively since inception of exploration, general and administrative expenses were $753,087 and project expenses were $259,446.

For the three months ended December 31, 2008, we had a net loss of $83,492 compared to a net loss of $99,828 for the three months ended December 31, 2007. Cumulatively since inception of exploration, we had a net loss of $1,014,254. Such net losses are due to the operating expenses incurred resulting from our change of direction to an exploration mining company with no offsetting revenues.

Liquidity and Capital Resources

On December 31, 2008, September 30, 2008, we had working capital deficit of $123,049 and a stockholders’ deficiency of $117,268 compared to a working capital deficit of $102,992 and a stockholders’ deficiency of $96,907 on September 30, 2008. On December 31, 2008, we had $2,414 in cash and cash equivalents, total assets of $8,195 and total liabilities of $125,463, compared to $1,516 in cash and cash equivalents, total assets of $7,601 and total liabilities of $104,508 on September 30, 2008.

Cash used for operating activities for the three months ended December 31, 2008 was $24,102 primarily due to a net loss of $83,492, offset by adjustment for stock based compensation of $38,131 and changes in accounts payable and accrued liabilities of $20,955. Cash used for operating activities for the three months ended December 31, 2007 was $115,175 primarily due to a net loss from continuing operations of $99,828 together with changes to prepaid expenses of $7,312 and accounts payable and accrued liabilities of $8,263. There were no investing activities for the three months ended December 31, 2008 compared to net cash used in investing activities of $2,083 for the three months ended December 31, 2007 due to the acquisition of plant and equipment. Cash provided by financing activities was $25,000 for the three months ended December 31, 2008 for a stock subscription received compared to no cash provided by financing activities for the three months ended December 31, 2007.

As mentioned above, we are in the exploration stage and have not yet realized revenues from our planned operations. We have incurred a loss of $83,492 for the three month period ended December 31, 2008 which includes non-cash stock based compensation expense for $38,131. At December 31, 2008, we had an accumulated deficit of $1,068,059. We have funded operations through the issuance of capital stock. In January 2007, we received stock subscriptions for issuance of our common stock for gross proceeds of $75,000. In April 2007, we received a stock subscription of $600,000. In April 2008, we received a stock subscription for $20,000, and in May 2008 we received a stock subscription for $25,000. During the three months ended September 30, 2008, we received a stock subscription for $50,000. In October 2008, we received an additional stock subscription for $25,000. Management’s plan is to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities. We can make no assurance, however, we will be able to raise additional funds on terms acceptable to the Company or that our mining activities will be commercially successful.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3.

Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T.

Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2008, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.

Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

In October 2008, we received a stock subscription for $25,000 for 312,500 shares of common stock at $0.08 per share. No securities pursuant thereto have been issued to date although the subscription was received in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

URANIUM HUNTER CORPORATION
(Registrant)

Dated:	February 13, 2009	By:	/s/ Ghaith Qamheiah
Ghaith Qamheiah,
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	February 13, 2009	By:	/s/ Rakesh Malhotra
Rakesh Malhotra,
Chief Financial Officer
(Principal Financial Officer)