Form 10-Q
period 2009-03-31
Uranium Hunter CORP
filed 2009-05-20
CIK 1316854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____to ____

Commission file number 000-51700

URANIUM HUNTER CORPORATION
(Exact name of Registrant as Specified in its Charter)

Nevada	N/A
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or	Identification
Organization)	Number)

First Canadian Place	M5X 1K7
100 King Street West, Suite 5700	(Zip Code)
Toronto, Ontario, Canada
(Address of Principal Executive Offices)

(416) 915-3199
(Registrant’s Telephone Number, Including Area Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐       No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 65,590,836 outstanding as of May 1, 2009.

URANIUM HUNTER CORPORATION

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements	1 - 11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12 - 15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4T.	Controls and Procedures	16

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Default upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information.	17
Item 6.	Exhibits.	17

SIGNATURES		18

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

URANIUM HUNTER CORPORATION
(AN EXPLORATION STAGE MINING COMPANY)
INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of March 31, 2009 (unaudited) and September 30, 2008 (audited)	1
Interim Consolidated Statements of Operations for the six months and three months ended March 31, 2009 and March 31, 2008 and period from the inception of exploration (January 1, 2007) to March 31, 2009.	2
Interim Consolidated Statements of Changes in Stockholders' Deficiency for the six months ended March 31, 2009 and year ended September 30, 2008.	3
Interim Consolidated Statements of Cash Flows for the six months ended March 31, 2009 and March 31, 2008 and from inception of exploration (January 1, 2007) to March 31, 2009.	4
Condensed Notes to unaudited Interim Consolidated Financial Statements	5 -11

i

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
March 31, 2009 and September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Mar 31,	Sept 30,
	2009	2008
	(unaudited)	(audited)
	$	$

ASSETS
Current
Cash and cash equivalents	86	1,516
Total Current Assets	86	1,516
Plant and Equipment, net (Note 3)	5,477	6,085
Total Assets	5,563	7,601

LIABILITIES
Current
Accounts payable and accrued liabilities	143,488	104,508
Total Current Liabilities	143,488	104,508
Total Liabilities	143,488	104,508
Going Concern (note 2)
Related party transactions (note 7)
Commitments and Contingencies (note 8)
STOCKHOLDERS' DEFICIENCY
Capital Stock (note 4)
Common stock	65,591	64,320
Additional Paid-in Capital	915,705	823,340
Accumulated Deficit	(1,119,221)	(984,567)
Total Stockholders' Deficiency	(137,925)	(96,907)
Total Liabilities and Stockholders' Deficiency	5,563	7,601

See Condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the six months and three months ended March 31, 2009 and March 31, 2008 and the period from inception of exploration
(January 1, 2007) to March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

		For the	For the	For the	For the
	Cumulative	six months	six months	three months	three months
	since	ended	ended	ended	ended
	inception	March 31,	March 31,	March 31,	March 31,
	of exploration	2009	2008	2009	2008
	$	$	$	$	$

Operating Expenses
General and administration	803,945	134,046	136,644	50,858	64,678
Project expenses	259,446	-	71,867	- -	44,233
Amortization	2,025	608	456	304	228
Total Operating Expenses	1,065,416	134,654	208,967	51,162	109,139

Loss from Operations	(1,065,416)	(134,654)	(208,967)	(51,162)	(109,139)

Loss before Income Taxes	(1,065,416)	(134,654)	(208,967)	(51,162)	(109,139)

Provision for income taxes	-	-	-	-	-
Net Loss	(1,065,416)	(134,654)	(208,967)	(51,162)	(109,139)

Loss per Weighted Average Number of Shares Outstanding -Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding -Basic and Fully Diluted		64,480,600	64,320,000	64,644,769	64,320,000

See Condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the six months ended March 31, 2009 and year ended September 30, 2008.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Common Stock (a)		Additional	Deficit	Total
	Number		Paid-in	Accumulated	Stockholders'
	of Shares	Amount	Capital (a)		Equity
					(Deficiency)
	#	$	$	$	$
Balance, September 30, 2005	64,320,000	64,320	(6,820)	(44,115)	13,385
Net loss for the year ended September 30, 2006				(15,699)	(15,699)
Balance September 30, 2006	64,320,000	64,320	(6,820)	(59,814)	(2,314)
Cancellation of Obligation to issue 250,000 Common shares for assets acquired			(25,000)		(25,000)
Stock subscriptions received			675,000		675,000
Net loss for the year ended September 30, 2007				(488,307)	(488,307)
Balance September 30, 2007	64,320,000	64,320	643,180	(548,121)	159,379
Stock subscriptions received			20,000		20,000
Stock subscriptions received			25,000		25,000
Stock subscriptions received			50,000		50,000
Stock based compensation			85,160		85,160
Net loss for the year ended September 30, 2008				(436,446)	(436,446)
Balance September 30, 2008	64,320,000	64,320	823,340	(984,567)	(96,907)
Stock based compensation			68,636		68,636
Stock subscriptions received			25,000		25,000
Common shares issued for subscriptions received	1,270,836	1,271	(1,271)		-
Net loss for the six months ended March 31, 2009				(134,654)	(134,654)
Balance March 31, 2009	65,590,836	65,591	915,705	(1,119,221)	(137,925)

a)	Common stock and additional paid-in capital have been restated to reflect 3-for-1 and 2-for-1 stock splits on July 26, 2006 and February 1, 2007.

See condensed notes to the unaudited Interim Consolidated Financial Statement

URANIUM HUNTER CORPORATION
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the six months ended March 31, 2009 and March 31, 2008 and the period from inception of exploration
(January 1, 2007) to March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative
	Since	Mar 31,	Mar 31,
	Inception (Jan 1, 2007)	2009	2008
	of exploration
	$	$	$

Cash Flows from Operating Activities
Net loss	(1,065,416)	(134,654)	(208,967)
Adjustment for:
Depreciation	2,025	608	456
Stock based compensation	153,796	68,636	-
Changes in non-cash working capital
Prepaid expenses	-	-	(12,884)
Accounts payable and accrued liabilities	143,488	38,980	(4,966)
Discontinued operations	8,963	-	-
Net cash used in operating activities	(757,144)	(26,430)	(226,361)
Cash Flows from Investing Activities
Acquisition of plant and equipment	(7,502)	-	(2,083)
Net cash used in investing activities	(7,502)	-	(2,083)
Cash Flows from Financing Activities
Stock subscriptions received	795,000	25,000
Loans repayment from related parties	(51,750)	-	-
Net cash provided by financing activities	743,250	25,000	-
Net Change in Cash	(21,396)	(1,430)	(228,444)
Cash- beginning of period	21,482	1,516	229,524
Cash - end of period	86	86	1,080
Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

See condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
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

Effective February 1, 2007, the Board of Directors changed the name of the corporation from “Brownsville Company” to “Uranium Hunter Corporation”.

The consolidated financial statements include the accounts of Uranium Hunter Corporation (the “Company”) and its wholly owned subsidiary Uranium Hunter Corporation (Ontario) (Formerly Brownsville Exploration Inc.) in Canada (“BEI”). All material inter-company accounts and transactions have been eliminated.

2.	Nature of Operations and Going Concern

Nature of operations

Uranium Hunter Corporation (formerly Brownsville Company) was incorporated in the State of Nevada on September 4, 2003. The Company’s operation began in May 2004. Since inception, the Company operated a boat launch and convenience store. In July 2006, the Company entered into a letter of intent to acquire a uranium mining property in Tanzania. In November 2006, the Company sold the assets related to the boat launch and convenience store. Effective January 1, 2007, the Company changed its primary operations from operating a boat launch to mining exploration.

URANIUM HUNTER CORPORATION
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $134,654 for the six month period ended March 31, 2009 which includes non-cash stock based compensation expense for $68,636. At March 31, 2009, the Company had an accumulated deficit of $1,119,221. The Company has funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. In April 2007, the Company received stock subscription of $ 600,000. In April 2008, the Company received stock subscriptions for $20,000, in May 2008 the Company received stock subscriptions for $25,000. During the three months ended September 30, 2008, the Company received stock subscription for $50,000. In October, 2008, the Company received an additional stock subscription for $25,000. In March 2009, the Company issued 1,270,836 common shares to all subscribers who had subscribed to the Company’s stock from Jan 2007 to December 2008. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.	Plant and Equipment

Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	20%	declining balance method
Furniture and fixtures	20%	declining balance method

As at March 31, 2009	Cost	Accumulated Amortization	Net Book Value (March 31, 2009)	Net Book Value (September 30, 2008)
Computer Equipment	$6,480	$1,690	$4,790	$5,322
Furniture and Fixtures	$1,022	$335	$687	$763
Total	$7,502	$2,025	$5,477	$6,085

URANIUM HUNTER CORPORATION
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.	Capital Stock

Authorized:	450,000,000 common shares $0.001 par value
Issued:	65,590,836 common shares $0.001 par value

Year ended September 30, 2008

In April 2008, the Company received $20,000 stock subscription for 33,334 common shares at $0.60 per share, as part of its efforts to raise funds through private placement of shares. The Company issued shares on March 9, 2009. In May 2008, the Company received $25,000 stock subscription for 83,334 common shares at $0.30 per share, as part of its efforts to raise funds through private placement of shares. The Company issued shares on March 9, 2009. During the three months of July to September 2008, the Company received an additional $50,000 stock subscription for 166,667 common shares at $0.30 per share, as part of its efforts to raise funds through private placement of shares. The Company issued shares on March 9, 2009.

Three month period ended December 31, 2008

In October 2008, the Company received a $25,000 stock subscription for 312,500 common shares at $0.08 per share, as part of its efforts to raise funds through private placement of shares. The Company issued shares on March 9, 2009.

Three month period ended March 31, 2009

On March 9, 2009, the Company issued 1,270,836 common shares for a total of $795,000 stock subscriptions received during the prior period from January 2007 to December 2008..

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

URANIUM HUNTER CORPORATION
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

5.	Stock Based Compensation-Cont’d

During the year ended September 30, 2008 the Company granted the following stock options:

On September 9, 2008 the Board granted stock options to two (2) Directors and One (1) Officer to purchase 250,000 common shares each at an exercise price of $0.24 per share for a total of 750,000 common shares and to the Company’s Chief Executive Officer to purchase 1,000,000 common shares at an exercise price of $0.24 per common share. These options are each granted in accordance with the terms of the Company’s 2007 Non-Qualified Stock Option Plan and shall vest as follows:

(i) one fourth (1/4th) of the shares shall vest and exercisable on the grant date, (ii) one fourth (1/4th) of the shares shall vest six months from the grant date, (iii) one fourth (1/4th) of the shares shall vest twelve months from the grant date, and (iv) one fourth (1/4th) of the shares shall vest eighteen months from the grant date. The option granted shall be for a term of 5 years.

Due to the resignation of the Chief Executive Officer and two directors of the Company, in March 2009, their unvested options were cancelled.

For this six-month period ended March 31, 2009, the Company has recognized in the financial statements, stock- based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Date of grant	9-September
2008

Risk free rate	2.95%
Volatility factor	109.06%
Expected dividends	0%
Forfeiture rate	0%
Expected life	5 years
Exercise price	$0.24
Total number of options granted	1,750,000
Grant date fair value	$0.17
Total number of options forfeited	-
Stock-based compensation cost expensed during the six month period ended March 31, 2009	$68,636
Unexpended Stock -based compensation cost deferred over the vesting period	$20,518

As of March 31, 2009 there was $20,518 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.

6.	Loss per share

Increase in shares as a result of the stock splits is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

7.	Related Party Transactions

Six month period ended March 31, 2009

The Company expensed $29,598 as management fee to the Chief Executive Officer who resigned in March 2009 and $5,000 fee to the Chief Financial Officer. Also, the Company expensed $11,656 as consulting fee to its Ex-Chief Executive Officer who is also a significant shareholder.

On September 9, 2008 the Board granted stock options to two (2) Directors and One (1) Officer to purchase 250,000 common shares each at an exercise price of $0.24 per share for a total of 750,000 common shares and to the Company’s Chief Executive Officer to purchase 1,000,000 common shares at an exercise price of $0.24 per common share. These options are each granted in accordance with the terms of the Company’s 2007 Non- Qualified Stock Option Plan and shall vest as follows:

(i) one fourth (1/4th) of the shares shall vest and exercisable on the grant date, (ii) one fourth (1/4th) of the shares shall vest six months from the grant date (iii) one fourth (1/4th) of the shares shall vest twelve months from the grant date, and (iv) one fourth (1/4th) of the shares shall vest eighteen months from the grant date. The option granted shall be for a term of 5 years. The Company expensed $68,636 as stock based compensation expense for the six month period ended March 31,2009.

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

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

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

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Consolidated Financial Statements
March 31, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Commitments and Contingencies-Cont’d

c) Effective as of May 23, 2008 the Company entered into a consulting agreement with Ghaith Qamheiah, pursuant to which Mr. Qamheiah was retained as the Company's President, Chief Executive Officer, Secretary and Treasurer. The consulting agreement has a three-year term and can be terminated by either party by giving a 30 days written notice. Pursuant to the agreement, Mr. Qamheiah will receive a monthly consulting fee of $6,342 (CDN$8,000). Mr. Qamheiah resigned in March, 2009.

9.	Changes in Directors and Officers

Effective March 3, 2009, Mr. Reno J. Calabrigo was appointed a director and filled the vacancy created by the resignation of Mr. Howard Barth as director.

Effective March 4, 2009, Mr. Reno J. Calabrigo was appointed Chief Executive Officer, President, Secretary and Treasurer of the Company.

Effective March 4, 2009, Mr. Akolisa Ufodike and Mr. Ghaith Qamheiah resigned as directors of the Company.

10.	Subsequent Events

Effective April 21, 2009, the Company signed a Letter of Intent/Option Agreement with Sparrowtech Resources, Inc, (“Optionor”) for a right to earn a 49% interest in the mineral claims situated in, La Paz, Arizona, USA, generally known and described as the ”Eagle Nest Mining Property” (“Eagle Nest”). The initial option period will be for a maximum of one year from the effective date. The Optionor granted to the Company the right and option to acquire a 49% interest in the Eagle Nest property by making the following payments to the Optionor plus the cost of expenditures for mining work (“Expenditures”) and issuing shares of its capital as follows:

1.	Deposit due on signing of LOI and paid		$10,000
	Due and payable to the Optionor by May 31, 2009		$35,000
	Work program commitment expenditures to be incurred on exploration:
	Within three months-Before July 21, 2009	$60,000
	Within nine months-Before January 21, 2010	$90,000
	Total within one year- Before April 21, 2010		$150,000

2.	The Company will issue two (2) million restricted common shares of the Company’s common stock to the Optionor by May 15, 2009 (not yet issued).

3.	On subsequent anniversary dates, the Company will pay $15,000 to the Optionor:

April 21, 2010	$15,000
April 21, 2011	$15,000
April 21, 2012	$15,000

Any expenditure incurred in excess for such period shall be credited towards the expenditures required for the succeeding period or periods. The initial option may be terminated by the Company at their sole discretion any time after the exploration payments for the initial minimum of nine months of assessment work and taxes are paid. If the Company elects to terminate the Initial Option, the Company will not have acquired any interest in the Property. During the initial option period, the Optionor will be the operator manager of the exploration programs and will be entitled to a 15% administration fee on exploration expenditures. All costs related to keeping the property in good standing including property taxes and costs to maintain the concessions in good standing will be considered allowed exploration expenditures.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events, our future financial performance and operating results, our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology, such as “may”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks, uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. We do not intend to update these forward-looking statements.

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

The Eagle Nest Property

Effective April 21, 2009, the Company signed a Letter of Intent with Sparrowtech Resources, Inc, (“Optionor”) for a right to earn 49% interest in the mineral claims situated in, La Paz, Arizona, USA collectively generally known and described as the ‘Eagle Nest Mining Property’ (“Eagle Nest”). The initial option period will be for a maximum of one year from the effective date. The Optionor granted to the Company the right and option to acquire a 49% interest in the Eagle Nest property by making the following payments to the Optionor plus the cost of expenditures for mining work (“Expenditures”) and issuing shares of its capital as follows:

1.	Deposit due on signing of LOI and paid		$10,000
	Due and payable to the Optionor by May 31, 2009		$35,000
	Work program commitment expenditures to be incurred on exploration:
	Within three months-Before July 21, 2009	$60,000
	Within nine months-Before January 21, 2010	$90,000
	Total within one year- Before April 21, 2010		$150,000

2.	The Company will issue two (2) million restricted common shares of the Company’s common stock to the Optionor by May 15, 2009 (not yet issued)

3.	On subsequent anniversary dates, the Company will pay $15,000 to the Optionor:

April 21, 2010	$15,000
April 21, 2011	$15,000
April 21, 2012	$15,000

Any expenditure incurred in excess for such period shall be credited towards the expenditures required for the succeeding period or periods. The initial option may be terminated by the Company at their sole discretion any time after the exploration payments for the initial minimum of nine months of assessment work and taxes are paid. If the Company elects to terminate the Initial Option, the Company will not have acquired any interest in the Property. During the initial option period, the Optionor will be the operator manager of the exploration programs and will be entitled to a 15% administration fee on exploration expenditures. All costs related to keeping the property in good standing including property taxes and costs to maintain the concessions in good standing will be considered allowed exploration expenditures.

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

Total operating expenses were $51,162 and $134,654 for the three and six months ended March 31, 2009 compared to total operating expenses of $109,139 and $208,967 for the three and six months ended March 31, 2008. Cumulatively since inception of exploration, we had total operating expenses of $1,065,416. General and administrative expenses were $50,858 and $134,046 and project expenses were $nil and $nil for the three and six months ended March 31, 2009 compared to $64,678 and $136,644 and $44,233 and $71,867 for the three and six months ended March 31, 2008. Cumulatively since inception of exploration, general and administrative expenses were $803,945 and project expenses were $259,446.

For the three and six months ended March 31, 2009, we had a net loss of $51,162 and $134,654 compared to a net loss of $109,139 and $208,967 for the three and six months ended March 31, 2008. Cumulatively since inception of exploration, we had a net loss of $1,065,416. Such net losses are due to the operating expenses incurred resulting from our change of direction to an exploration mining company with no offsetting revenues.

Liquidity and Capital Resources

On March 31, 2009, we had a working capital deficit of $143,402 and a stockholders’ deficit of $137,925, compared to working capital deficit of $102,992 and stockholders’ deficit of $96,907 on September 30, 2008. On March 31, 2009, we had $86 in cash and cash equivalents, total assets of $5,563 and total liabilities of $143,488, compared to $1,516 in cash and cash equivalents, total assets of $7,601 and total liabilities of $104,508 on September 30, 2008.

Cash used for operating activities for the six months ended March 31, 2009 was $26,430 primarily due to a net loss of $134,654 together with increase in accounts payable and accrued liabilities of $38,980 and stock based compensation expense for $68,636.. Cash used in operating expenses for the six months ended March 31, 2008 was $226,361 primarily due to a net loss from continuing operations of $208,967 together with increase in prepaid expenses of $12,884 and a reduction in accounts payable and accrued liabilities of $4,966. Net cash used in investing activities was $2,083 for the six months ended March 31, 2008 due to the acquisition of plant and equipment compared to no investing activities for the six months ended March 31, 2009. There was no cash provided by financing activities for the six months ended March 31, 2008 compared to net cash provided by financing activities of $25,000 for the six months ended March 31, 2008 resulting from a stock subscription received of $25,000.

As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred a net loss of $134,654 for the six month period ended March 31, 2009. At March 31, 2009, we had an accumulated deficit of $1,119,221. We have funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. In April 2007, the Company received stock subscription of $ 600,000. In April 2008, the Company received stock subscription for $20,000, in May 2008 the Company received stock subscription for $25,000. During the three months ended September 30, 2008, the Company received stock subscription for $50,000. In October, 2008, the Company received an additional stock subscription for $25,000. In March 2009, the Company issued 1,270,836 common shares to all subscribers who had subscribed to the Company’s stock from Jan 2007 to December 2008. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

On March 9, 2009, the Company issued 1,270,836 common shares for a total of $795,000 stock subscriptions received during the prior period from January 2007 to December 2008. The subscriptions were received in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3.

Defaults Upon Senior Securities.

None.

Item 4.

Submission of Matters to a Vote of Security-Holders.

None.

Item 5.

Other Information.

None.

Item 6.

Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

99.1	Letter of Intent/Option Agreement as of April 21, 2009 between Sparrowtech Resources Inc., as optionor and the Company as optionee.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM HUNTER CORPORATION
(Registrant)

Dated: May 19, 2009	By:	/s/ Reno J. Calabrigo
Reno J. Calabrigo,
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 19, 2009	By:	/s/ Rakesh Malhotra
Rakesh Malhotra,
Chief Financial Officer
(Principal Financial Officer)