Form 10-Q
period 2009-06-30
Uranium Hunter CORP
filed 2009-08-19
CIK 1316854

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

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

(416) 915-4257
(Registrant’s Telephone Number, Including Area Code)

Not applicable
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

Yes ☐       No ☒

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 66,090,836 outstanding as of August 17, 2009.

i

PART1-FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM HUNTER CORPORATION

(AN EXPLORATION STAGE MINING COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

CONTENTS

Interim Consolidated Balance Sheets as of June 30, 2009 (unaudited) and September 30, 2008 (audited)	2
Interim Consolidated Statements of Operations for the nine months and three months ended June 30, 2009 and June 30, 2008 and period from the inception of exploration (January 1, 2007) to June 30, 2009.	3
Interim Consolidated Statements of Changes in Stockholders' Deficiency for the nine months ended June 30, 2009 and year ended September 30, 2008.	4
Interim Consolidated Statements of Cash Flows for the nine months ended June 30, 2009 and June 30, 2008 and from inception of exploration (January 1, 2007) to June 30, 2009.	5
Condensed Notes to unaudited Interim Consolidated Financial Statements	6-13

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Balance Sheets as at
June 30, 2009 and September 30, 2008
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)
	June 30,	Sept 30,
	2009	2008
	(unaudited)	(audited)
	$	$

ASSETS
Current
Cash and cash equivalents	-	1,516
Total Current Assets	-	1,516
Plant and Equipment, net (Note 3)	5,172	6,085

Total Assets	5,172	7,601

LIABILITIES
Current
Accounts payable and accrued liabilities	160,149	104,508
Advances from director	10,000	-

Total Current Liabilities	170,149	104,508

Total Liabilities	170,149	104,508

Going Concern (note 2)
Related party transactions (note 7)
Commitments and Contingencies (note 8)

STOCKHOLDERS' DEFICIENCY
Capital Stock (note 4)
Common stock	66,091	64,320
Additional Paid-in Capital	976,652	823,340
Accumulated Deficit	(1,207,720)	(984,567)

Total Stockholders' Deficiency	(164,977)	(96,907)

Total Liabilities and Stockholders' Deficiency	5,172	7,601

See Condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Operations
For the nine months and three months ended June 30, 2009 and June 30, 2008 and the Period from Inception of exploration
(January 1, 2007) to June 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative since inception of exploration $	For the nine months ended June 30, 2009 $	For the nine months ended June 30, 2008 $	For the three months ended June 30, 2009	For the three months ended June 30, 2008

Operating Expenses
General and administration	827,139	157,240	203,559	23,194	66,915
Project expenses	324,446	65,000	71,867	65,000	-
Amortization	2,330	913	823	305	367

Total Operating Expenses	1,153,915	223,153	276,249	88,499	67,282

Loss from Operations	(1,153,915)	(223,153)	(276,249)	(88,499)	(67,282)

Loss before Income Taxes	(1,153,915)	(223,153)	(276,249)	(88,499)	(67,282)

Provision for income taxes	-	-	-	-	-

Net Loss	(1,153,915)	(223,153)	(276,249)	(88,499)	(67,282)

Loss per Weighted Average Number of Shares Outstanding
-Basic and Diluted		(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted (note 5)		64,861,668	64,320,000	65,623,803	64,320,000

See Condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Changes in Stockholders’ Equity (Deficiency)
For the nine months ended June 30, 2009 and year ended September 30, 2008.
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Common Stock (a)								Total
	Number of Shares		Amount		Additional Paid-in Capital (a)		Deficit Accumulated		Stockholders' Equity (Deficiency)
	#	$	$	$	$	$	$	$	$

Balance, September 30, 2005	64,320,000		64,320		(6,820)		(44,115)		13,385
Net loss for the year ended September 30, 2006							(15,699)		(15,699)

Balance September 30, 2006	64,320,000		64,320		(6,820)		(59,814)		(2,314)
Cancellation of Obligation to issue 250,000
Common shares for assets acquired					(25,000)				(25,000)
Stock subscriptions received					675,000				675,000
Net loss for the year ended September 30, 2007							(488,307)		(488,307)

Balance September 30, 2007	64,320,000		64,320		643,180		(548,121)		159,379
Stock subscriptions received					20,000				20,000
Stock subscriptions received					25,000				25,000
Stock subscriptions received					50,000				50,000
Stock based compensation					85,160				85,160
Net loss for the year ended September 30, 2008							(436,446)		(436,446)

Balance September 30, 2008	64,320,000		64,320		823,340		(984,567)		(96,907)
Stock based compensation					74,083				74,083
Stock subscriptions received					25,000				25,000
Common shares issued for subscriptions received	1,270,836		1,271		(1,271)				-
Stock subscriptions received					36,000				36,000
Issuance of common shares for mineral claims	500,000		500		19,500				20,000
Net loss for the nine months ended June 30, 2009							(223,153)		(223,153)

Balance June 30, 2009	66,090,836		66,091		976,652		(1,207,720)		(164,977)

a)	Common stock and additional paid-in capital have been restated to reflect 3-for-1 and 2-for-1 stock splits on July 26, 2006 and February 1, 2007.

See condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Interim Consolidated Statements of Cash Flows
For the nine months ended June 30, 2009 and June 30, 2008 and the period from inception of exploration
(January 1, 2007) to June 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

	Cumulative Since Inception (Jan 1, 2007) of exploration $	June 30, 2009 $	June 30, 2008 $

Cash Flows from Operating Activities
Net loss	(1,153,915)	(223,153)	(276,249)
Adjustment for:
Depreciation	2,330	913	823
Stock based compensation	159,243	74,083	-
Issuance of shares for mineral claims	20,000	20,000
Changes in non-cash working capital
Prepaid expenses	-	-	8,616
Accounts payable and accrued liabilities	160,149	55,641	6,192

Discontinued operations	8,963	-	-
Net cash used in operating activities	(803,230)	(72,516)	(260,618)
Cash Flows from Investing Activities
Acquisition of plant and equipment	(7,502)	-	(2,083)

Net cash used in investing activities	(7,502)	-	(2,083)

Cash Flows from Financing Activities
Stock subscriptions received	831,000	61,000	45,000
Loans (repayment) from related parties	(41,750)	10,000	-

Net cash provided by financing activities	789,250	71,000	45,000

Net Change in Cash	(21,482)	(1,516)	(217,701)
Cash- beginning of period	21,482	1,516	229,524

Cash - end of period	-	-	11,823

Supplemental Cash Flow Information
Interest paid	-	-	-
Income taxes paid	-	-	-

See condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2009
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
June 30, 2009
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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $223,153 for the nine month period ended June 30, 2009 which includes non-cash stock based compensation expense for $74,083. At June 30, 2009, the Company had an accumulated deficit of $1,207,720. The Company has funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. In April 2007, the Company received stock subscription of $600,000. In April 2008, the Company received stock subscription for $20,000, in May 2008 the Company received stock subscription for $25,000. During the three months ended September 30, 2008, the Company received stock subscription for $50,000.In October, 2008, the Company received an additional stock subscription for $25,000. In March 2009, the Company issued 1,270,836 common shares to all subscribers who had subscribed to the Company’s stock from Jan 2007 to December 2008. In June, 2009, the Company received stock subscription for $36,000. Subsequent to the quarter ended June 30, 2009, the Company received stock subscription for $12,500. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.

Plant and Equipment

Plant and equipment are recorded at cost less accumulated amortization. Amortization is provided commencing in the month following acquisition using the following annual rate and method:

Computer equipment	20%	declining balance method
Furniture and fixtures	20%	declining balance method

As at June 30, 2009	Cost	Accumulated Amortization	Net Book Value (June 30, 2009)	Net Book Value (September 30, 2008)
Computer Equipment	$6,480	$1,957	$4,523	$5,322
Furniture and Fixtures	$1,022	$373	$649	$763
Total	$7,502	$2,330	$5,172	$6,085

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

4.

Capital Stock

Authorized: 450,000,000 common shares $0.001 par value
Issued: 66,090,836 common shares $0.001 par value

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

Three month period ended June 30, 2009

In June 2009, the Company received $36,000 stock subscription for 360,000 common shares at $0.10 per share, as part of its efforts to raise funds through private placement of shares.. The Company also issued 500,000 restricted common shares to Sparrowtech Resources, Inc, (“Optionor”) for a right to earn a 49% interest in the mineral claims situated in, La Paz, Arizona, USA, generally known and described as the ”Eagle Nest Mining Property” (“Eagle Nest”) The Company expensed this cost of $20,000 to project expense.

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
June 30, 2009
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

Due to the resignation of the Chief Executive Officer and two directors of the Company, in March 2009, their unvested options got cancelled.

For this nine month period ended June 30, 2009, the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Date of grant	9 September 2008

Risk free rate	2.95%
Volatility factor	109.06%
Expected dividends	0%
Forfeiture rate	0%
Expected life	5 years
Exercise price	$0.24
Total number of options	1,750,000
Grant date fair value	$0.17
Total number of options forfeited	1,500,000
Stock-based compensation cost expensed during the nine month period ended June 30, 2009	$74,083
Unexpended Stock -based compensation cost deferred over the vesting period	$15,071

As of June 30, 2009 there was $15,071 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

6.	Loss per share

Increase in shares as a result of the stock splits is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

7.	Related Party Transactions

Nine month period ended June 30, 2009

The Company expensed $29,598 as management fee to the Chief Executive Officer who resigned in March 2009 and $8,000 fee to the Chief Financial Officer. Also, the Company expensed $11,656 as consulting fee to its Ex-Chief Executive Officer who is also a significant shareholder.

On September 9, 2008 the Board granted stock options to two (2) Directors and One (1) Officer to purchase 250,000 common shares each at an exercise price of $0.24 per share for a total of 750,000 common shares and to the Company’s Chief Executive Officer to purchase 1,000,000 common shares at an exercise price of $0.24 per common share. These options are each granted in accordance with the terms of the Company’s 2007 Non-Qualified Stock Option Plan and shall vest as follows:

(i) one fourth (1/4 th) of the shares shall vest and exercisable on the grant date, (ii) one fourth (1/4 th) of the shares shall vest six months from the grant date (iii) one fourth (1/4 th) of the shares shall vest twelve months from the grant date, and (iv) one fourth (1/4 th) of the shares shall vest eighteen months from the grant date. The option granted shall be for a term of 5 years. The Company expensed $74,083 as stock based compensation expense for the nine month period ended June 30 ,2009.

The Director of the Company paid the deposit of $10,000 due on signing the LOI with Sparrowtech Resources, Inc, (“Optionor”) for a right to earn 49% interest in the Eagle Nest Mining Property during the quarter ended June 30, 2009.

8.	Commitments and Contingencies

a) On October 13, 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd.(Trimark) and its wholly owned subsidiary, whereby Trimark granted the Company, 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania, for $100,000 payable over three years. In addition, the Company must conduct exploration on the property of $1,000,000 over a three year time frame. If the exploration expenses are not incurred, the Company may still earn 100% interest by issuing 1,000,000 common shares, at not less than $1.00 per share, to Trimark or pay cash of up to $1,000,000. As of September 30, 2008 the Company had paid $25,000 to Trimark and this payment had been expensed as project expense. The Company was required to make the second payment relating to the acquisition cost of $100,000 prior to October 13, 2008 for which the Company is in default. As a result, the agreement with Trimark has been terminated and the Company has abandoned the project.

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
June 30, 2009
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
June 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

8.	Commitments and Contingencies-Cont’d

 c) Effective April 21, 2009, the Company signed a Letter of Intent/Option Agreement with SparrowtechResources, Inc, (“Optionor”) for a right to earn a 49% interest in the mineral claims situated in, La Paz, Arizona, USA, generally known and described as the ”Eagle Nest Mining Property” (“Eagle Nest”). The initial option period will be for a maximum of one year from the effective date. The Optionor granted to the Company the right and option to acquire a 49% interest in the Eagle Nest property by making the following payments to the Optionor plus the cost of expenditures for mining work (“Expenditures”) and issuing shares of its capital as follows:

1 . Deposit due on signing of LOI and paid	$10,000
Due and payable to the Optionor by May 31, 2009 and paid	$35,000
Work program commitment expenditures to be incurred on exploration:
Within three months-Before August 21, 2009*	$60,000
Within nine months-Before January 21, 2010	$90,000
Total within one year- Before April 21, 2010	$150,000
*The Company obtained an extension from July 21, 2009 to August 21, 2009

2. The Company will issue two (2) million restricted common shares of the Company’s common stock to the Optionor by May 15, 2009. This was revised to issuance of a total of 500,000 restricted common shares which were issued in June 2009.

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

Effective March 4, 2009, Mr. Akolisa Ufodike and Mr. Ghaith Qamheiah resigned as directors of the Company.

URANIUM HUNTER CORPORATION.
(AN EXPLORATION STAGE MINING COMPANY)
Condensed Notes to Interim Financial Statements
June 30, 2009
(Amounts expressed in US Dollars)
(Unaudited-Prepared by Management)

10.

Subsequent Events

Stock subscriptions:

Subsequent to the quarter ended June 30, 2009, the Company received subscription for 125,000 common shares at $0.10 per share, as part of its efforts to raise funds through private placement of shares.

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

1 . Deposit due on signing of LOI and paid	$10,000
Due and payable to the Optionor by May 31, 2009 and paid	$35,000
Work program commitment expenditures to be incurred on exploration:
Within three months-Before August 21, 2009*	$60,000
Within nine months-Before January 21, 2010	$90,000
Total within one year- Before April 21, 2010	$150,000
*The Company obtained an extension from July 21, 2009 to August 21, 2009

2. The Company will issue two (2) million restricted common shares of the Company’s common stock to the Optionor by May 15, 2009. This was revised to issuance of 500,000 restricted common shares which were issued in June 2009.

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

Total operating expenses were $88,499 and $223,153 for the three and nine months ended June 30, 2009 compared to total operating expenses of $67,282 and $276,249 for the three and nine months ended June 30, 2008. Cumulatively since inception of exploration, we had total operating expenses of $1,153,915. General and administrative expenses were $23,194 and $157,240 and project expenses were $65,000 and $65,000 for the three and nine months ended June 30, 2009 compared to $66,915 and $203,559 and $nil and $71,867 for the three and nine months ended June 30, 2008. Cumulatively since inception of exploration, general and administrative expenses were $827,139 and project expenses were $324,446.

For the three and nine months ended June 30, 2009, we had a net loss of $88,499 and $223,153 compared to a net loss of $67,282 and $276,249 for the three and nine months ended June 30, 2008. Cumulatively since inception of exploration, we had a net loss of $1,153,915. Such net losses are due to the operating expenses incurred resulting from our change of direction to an exploration mining company with no offsetting revenues.

Liquidity and Capital Resources

On June 30, 2009, we had a working capital deficit of $170,149 and a stockholders’ deficit of $164,977, compared to working capital deficit of $102,992 and stockholders’ deficit of $96,907 on September 30, 2008. On June 30, 2009, we had $nil in cash and cash equivalents, total assets of $5,172 and total liabilities of $170,149, compared to $1,516 in cash and cash equivalents, total assets of $7,601 and total liabilities of $104,508 on September 30, 2008.

Cash used for operating activities for the nine months ended June 30, 2009 was $72,516 primarily due to a net loss of $223,153 together with increase in accounts payable and accrued liabilities of $55,641, issue of shares for mineral claims for $20,000 and stock based compensation expense for $74,083. Cash used in operating activities for the nine months ended June 30, 2008 was $260,618 primarily due to a net loss from continuing operations of $276,249 together with decrease in prepaid expenses of $8,616 and an increase in accounts payable and accrued liabilities of $6,192. Net cash used in investing activities was $2,083 for the nine months ended June 30, 2008 due to the acquisition of plant and equipment compared to no investing activities for the nine months ended June 30, 2009. There was cash provided by financing activities for $45,000 during the nine months ended June 30, 2008 compared to net cash provided by financing activities of $71,000 for the nine months ended June 30, 2009 resulting from a stock subscription received of $61,000 and loans/advances from related party for $10,000.

As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred a net loss of $223,153 for the nine month period ended June 30, 2009. At June 30, 2009, we had an accumulated deficit of $1,153,915. We have funded operations through the issuance of capital stock. In January 2007, the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. In April 2007, the Company received stock subscription of $ 600,000. In April 2008, the Company received stock subscription for $20,000, in May 2008 the Company received stock subscription for $25,000. During the three months ended September 30, 2008, the Company received stock subscription for $50,000.In October, 2008, the Company received an additional stock subscription for $25,000. In March 2009, the Company issued 1,270,836 common shares to all subscribers who had subscribed to the Company’s stock from Jan 2007 to December 2008. In June, 2009, the Company received stock subscription for $36,000. Subsequent to the quarter ended June 30, 2009, the Company received stock subscription for $12,500.Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2009, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rule and forms; and (ii) accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

URANIUM HUNTER CORPORATION

(Registrant)

Dated:	August 17, 2009	By:	/s/ Reno J. Calabrigo
Reno J. Calabrigo,
President and Chief Executive Officer
(Principal Executive Officer)

Dated:	August 17, 2009	By:	/s/ Rakesh Malhotra
Rakesh Malhotra,
Chief Financial Officer
(Principal Financial Officer)