Form 10-Q/A
period 2009-06-30
Uranium Hunter CORP
filed 2016-07-28
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON. DC 20549

FORM 1O-Q

Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

l00 King Street West. Suite 5700

(Zip Code)

Toronto, Ontario, Canada

(Address of Principal Executive Offices)

(416) 915-4257

(Registrant's Telephone Number. Including Area Code)

Not applicable

(Former Name. Former Address and Former Fiscal Year. if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been suhject to such filing requirements for the past 90 days.

Yes x No

Indicate by check mark whether the registrant is a large accelerated filer. an accelerated filer. a non-accelerated filer. or a smaller reporting company. See the definition of "large accelerated filer". "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  Accelerated filer

Non-accelerated filer  Smaller reporting company x

Indicate by check mark whether the registrant is a shell company (as defined by Rule I 2b-2 of the Exchange Act).

Yes No x

State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date: no par value per share: 71,740,836  outstanding as of August 17. 2009.

URANIUM HUNTER CORPORATION
TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Page

Item 1. Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3. Quantitative and Qualitative Disclosures About Market Risk

18

Item 4T.Controls and Procedures

18

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

19

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3. Default upon Senior Securities

19

Item 4. Submission of Matters to a Vote of Security Holders

19

Item 5. Other Information.

19

Item 6. Exhibits.

SIGNATURES

20

PART1-FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM HUNTER CORPORATION

(INTERIM CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2009

(Amounts expressed in US Dollars)

(Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of June 30. 2009 (unaudited) and September 30. 2008 (audited)

2 Interim Consolidated Statements of Operations for the nine months and three months ended June 30.2009 and June 30.2008 and period from the inception of exploration (January I. 2007) to June 30. 2009.

3 Interim Consolidated Statements of Changes in Stockholders' Deficiency for the nine months ended June 30. 2009 and year ended

September 30. 2008.

4 Interim Consolidated Statements of Cash Flows for the nine months ended June 30.2009 and June 30, 2008 and from inception of exploration (January I. 2007) to June 30, 2009.

5

Condensed Notes to unaudited Interim Consolidated Financial Statements

6-13

URANIUM HUNTER CORPORATION.

Interim Consolidated Balance Sheets as at

June 30. 2009 and September 30. 2008

(Amounts expressed in US Dollars)

(Unaudited)		June 30. 2009	Sept 30, 2008 )
Current	ASSETS
Cash and cash equivalents			1,516
Total Current Assets			1.516
Plant and Equipment, net (Note 3)		5,172	6.085
Total Assets		5.172	7.601
	LIABILITIES
Current
Accounts payable and accrued liabilities		160,149	104.508
Advances from director		10.000
Total Current Liabilities		170.149	104.508
Total Liabilities		170.149	104.508
Going Concern (note 2)
Related parts transactions (note 7)
Commitments and Contingencies (note 8)
	STOCKHOLDERS' DEFICIENCY
Capital Stock (note 41 Common stock		71,740	64.320
Additional Paid-in Capital		971,003	823.340
Accumulated Deficit		(1,207,720)	(984.567)
Total Stockholders' Deficiency		(164.977)	(96.907)
Total liabilities and Stockholders' Deficiency		5.172	7.601

See Condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.

Interim Consolidated Statements of Operations

For the nine months and three months ended June 30, 2009 and June 30. 2008 and the Period from Inception of exploration

(January 1. 2007) to June 30. 2009

(Amounts expressed in US Dollars)

(Unaudited)

Cumulative

For the

since

nine

inception of    months ended exploration June 30, 2009

$

S

For the nine months ended June 30, 2008 $

Operating Expenses
General and administration	827.139	157.240	203.559	23.194	66.915
Project expenses	324.446	65,000	71,867	65.000
Arnorti/ation	2.330	913	823	305	367
Total Operating Expenses	1.153.915	223.153	276.249	88.499	67.282
Loss from Operations	(1353.915)	(223.153)	(276.249)	(88.499)	(67.282)
Loss before Income Taxes	0.153.915/	(223.153)	(276.249)	(88.499)	(67.282)
Provision for income taxes
Net Loss	11.153.915P	1223,1531	076.'491	(58.499)	(67.282!
Loss per Weighted Average Number of Shares Outstanding
-Basic and Diluted		(0.00)	(0.00[1]	(000[1]	(0.00)
Weighted Average Number of Shares Outstanding
-Basic and Fully Diluted (note 5)		64.861.668	64.320.000	65.623.803	64.320.000

See Condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.

Interim Consolidated Statements of Changes in Stockholders' Equity (Deficiency)

For the nine months ended June 30. 2009 and year ended September 30. 2008.

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

	Common Stock (a)			Deficit Accumulated $	Total Stockholders' Equity (Deficiency)
	Number of Shares	Amount	Additional Paid-in Capital (a) $
Balance, September 30, 2005	64,320.000	64.320	(6.820)	(44,115)	13.385
Net loss for the year ended September 30. 2006				(15,699)	(15,699)
Balance September 30. 2006	64.320.000	64.320	(6.820)	(59.814)	(2.314)
Cancellation of Obligation to issue 250.000
Common shares for assets acquired			(25.000)		(25.000)
Stock subscriptions received			675,000		675.000
Net loss for the year ended September 30, 2007				(488.307)	(488.307)
Balance September 30, 2007	64.320.000	64.320	643.180	(548.121)	159.379
Stock subscriptions received			20.000		20.(X)0
Stock subscriptions received			25.000		25.000
Stock subscriptions received			50.000		50,000
Stock based compensation			85.160		85.160
Nct loss for the year ended September 30. 2008				(436.446)	(436.446)
Balance September 30. 2008	64.320.000	64.320	823.340	(984.567)	(96.907)
Stock based compensation			74.083		74,083
Stock subscriptions received			25.000		25.000
Common shares issued for subscriptions received	6,920,836	6,920	(6,920))
Stock subscriptions received			36.000		36,000
Issuance of common shares for mineral claims	500.000	500	19.500		20.000
Net loss for the nine months ended June 30. 2009				(223.153)	(223.153)
Balance June 30, 2009	71,740,836	66.091	971,003	(1.207.720)	(164.977)

a)

Common stock and additional paid-in capital have been restated to reflect 3-for-1 and 2-for-1 stock splits on July 26. 2006 and February

1, 2007.

See condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.

interim Consolidated Statements of Cash Flows

For the nine months ended June 30. 2009 and June 30, 2008 and the period from inception of exploration

(January 1. 2007) to June 30. 2009

(Amounts expressed in US Dollars)

(Unaudited-Prepared by Management)

Cumulative

Since
Inception

	(Jan 1.2007) of exploration	June 30, 2009	June 30. 2008
Cash Flows from Operating Activities
Net loss	(1,153.915)	(223.153)	(276.249)
Adjustment for.
Depreciation	2.330	913	823
Stock based compensation	159.243	74,083
Issuance of shares for mineral claims	20,000	20.000
Changes in non-cash working capital
Prepaid expenses			8,616
Accounts payable and accrued liabilities	160.149	55.641	6,192
Discontinued operations	8,963
Net cash used in operating activities	(803230)	(72.516)	(260.618)
Cash Flows from Investing Activities
Acquisition of plant and equipment	(7.502)		(2.083)
Net cash used in investing activities	(7.502)		(2.083)
Cash Flows from Financing Activities
Stock subscriptions received	831.000	61.000	45.000
Loans (repayment) from related panics	(41.750)	10.000
Net cash provided by financing activities	789,250	71.0(X)	45.000
Net Change in Cash	(21.482)	(1.516)	(217.701)
Cash-beginning of period	21.482	1.516	229.524
Cash - end of period			11.823

Supplemental Cash Finn+ Information
Interest paid

Income taxes paid

■

See condensed notes to the unaudited Interim Consolidated Financial Statements

URANIUM HUNTER CORPORATION.

Condensed Notes to Interim Financial Statements

June 30, 2009

(Amounts expressed in US Dollars)
(Unaudited)

1.

Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management. all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended September 30. 2009. Interim financial statements should be read in conjunction with the company's annual audited financial statements for the year ended September 30. 2008.

Effective February 1. 2007. the Board of Directors changed the name of the corporation from "Brownsville Company" to "Uranium Hunter Corporation".

The consolidated financial statements include the accounts of Uranium Hunter Corporation (the "Company") and its wholly owned subsidiary Uranium Hunter Corporation (Ontario) (Formerly Brownsville Exploration Inc.) in Canada ("BEI"). All material intercompany accounts and transactions have been eliminated.

2.

Nature of Operations and Going Concern
Nature of operations

Uranium Hunter Corporation (formerly Brownsville Company) was incorporated in the State of Nevada on September 4. 2003. The Company's operation began in May 2004. Since inception, the Company operated a boat launch and convenience store. In July 2006. the Company entered into a letter of intent to acquire a uranium mining property in Tanzania. In November 2006. the Company sold the assets related to the boat launch and convenience store.

Effective January I. 2007 the Company has changed its primary operation from operating a boat launch to mining exploration.

URANIUM HUNTER CORPORATION.

Condensed Notes to Interim Financial Statements

June 30.2009

(Amounts expressed in US Dollars
(Unaudited)

2.

Nature of Operations and Going Concern – cont’d

The Company is now an exploration stage mining company and has not realized any revenues from its operations. It is primarily engaged in the acquisition. exploration and development of uranium mining properties in Africa.

The Company's financial statements arc presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has no source for operating revenue and expects to incur significant expenses before establishing operating revenue. The Company has a need for equity capital and financing for working capital and exploration of its properties. Because of continuing operating losses, negative working capital and cash outflows from operations, the Company's continuance as a going concern is dependent upon its ability to obtain adequate financing and to reach profitable levels of operation. The Company's future success is dependent upon its continued ability to raise sufficient capital. not only to maintain its operating expenses. but to explore for uranium reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if the Company will attain profitable levels of operation. Management's plans to mitigate these conditions are described below.

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $223.153 for the nine month period ended June 30, 2009 which includes non-cash stock based compensation expense for $74,083. At June 30. 2009, the Company had an accumulated deficit of 51107.720. The Company has funded operations through the issuance of capital stock. In January 2007. the Company received stock subscriptions for issue of its common stock for gross proceeds of 575.000. In April 2007, the Company received stock subscription of $600,000, In April 2008, the Company received stock subscription for 520,000. in May 2008 the Company received stock subscription for 525.000. During the three months ended September 30. 2008. the Company received stock subscription for 550,000.In October. 2008, the Company received an additional stock subscription for $25,000. In March 2009. the Company issued 1.270.836 common shares to all subscribers who had subscribed to the Company's stock from Jan 2007 to December 2008. In June, 2009, the Company received stock subscription for $36,000. Subsequent to the quarter ended June 30, 2009, the Company received stock subscription for $12,500. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.

Capital Stock

Authorized:

6,000,000,000 common shares $0.001 par value

Issued:

71,740,836 common shares $0.001 par value

Year ended September 30. 2008

In April 2008, the Company received $20.000 stock subscription for 33334 common shares at $0.60 per share, as part of its efforts to raise funds through private placement of shares. The Company issued shares on March 9. 2009. In May 2008. the Company received 825.000 stock subscription far 83.334 common shares at $0.30 per share. as part of its efforts to raise funds through private placement of shares. The Company issued shares on March 9, 2009. During the three months of July to September 2008. the Company received an additional $50.000 stock subscription for 166,667 common shares at $0.30 per share, as part of its efforts to raise funds through private placement of shares. The Company issued shares on March 9. 2009.

Three month period ended December 31. 2008

In October 2008. the Company received $25.000 stock subscription for 312.500 common shares at $0.08 per share, as part of its efforts to raise funds through private placement of shares. The Company issued shares on March 9. 2009.

Three month period ended March 31. 2009

On March 9. 2009, the Company issued 1,270.836 common shares for a total of $795.000 stock subscriptions received during the prior period from January 2007 to December 2008.

URANIUM HUNTER CORPORATION.

Condensed Notes to Interim Financial Statements

June 30.2009

(Amounts expressed in US Dollars
(Unaudited)

3.

Capital Stock – cont’d

Three month period ended June 30. 2009

In June 2009. the Company received $36.000 stock subscription for 360,000 common shares at $0.10 per share, as part of its efforts to raise funds through private placement of shares.. The Company also issued 500.000 restricted common shares to Sparrowtech Resources. Inc. ("Optionor") for a right to earn a 49% interest in the mineral claims situated in. La Paz. Arizona. USA. generally known and described as the "Eagle Nest Mining Property" ("Eagle Nest") The Company expensed this cost of 520.000 to project expense.

4.

Stock Based Compensation

In April 2007. the Board of Directors approved an employee stock option plan ("2007 Non-Qualified Stock Option Plan"). the purpose of which is to promote the financial success and interests of the Company and materially increase shareholder value by giving incentives to the eligible officers and other employees and directors of, and consultants and advisors to, the Company through providing opportunities to acquire stock in the Company. Under the 2007 Stock Option Plan. officers, directors, employees and consultants who provide services to the Company may be granted options to acquire common shares of the Company at not less than the fair market value of the stock on the date of grant. The total number of shares reserved for issuance under the 2007 Non Qualified Stock Option Plan is 2.000.000.

The Company has adopted SFAS123 (Revised) commencing as of July 1, 2005. The fair value of each grant was estimated at the grant date using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the use of certain assumptions. including expected terms, expected volatility, expected dividends and risk-free interest rate to calculate the fair value of stock-based payment awards. The assumptions used in calculating the fair value of stock option awards involve inherent uncertainties and the application of management judgment.

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

During the year ended September 30. 2008 the Company granted the following stock options:

On September 9. 2008 the Board granted stock options to two (2) Directors and One (1) Officer to purchase 250,000 common shares each at an exercise price of $0.24 per share for a total of 750.000 common shares and to the Company's Chief Executive Officer to purchase 1.000.000 common shares at an exercise price of $0.24 per common share. These options are each granted in accordance with the terms of the Company's 2007 Non-Qualified Stock Option Plan and shall vest as follows:

(i) one fourth (1/4 th) of the shares shall vest and exercisable on the grant date. (ii) one fourth (1/4 u') of the shares shall vest six months from the grant date (iii) one fourth (1/4 `11) of the shares shall vest twelve months from the grant date, and (iv) one fourth (114'0 of the shares shall vest eighteen months from the grant date. The option granted shall be for a term of 5 years.

Due to the resignation of the Chief Executive Officer and two directors of the Company. in March 2009, their unvested options got cancelled.

URANIUM HUNTER CORPORATION.

Condensed Notes to Interim Financial Statements

June 30, 2009

(Amounts expressed in US Dollars)
{Unaudited)

4.

Stock Based Compensation-Cont'd

For this nine month period ended June 30. 2009. the Company has recognized in the financial statements, stock-based compensation costs as per the following details. The fair value of each option used for the purpose of estimating the stock compensation is based on the grant date using the Black-Scholes option pricing model with the following weighted average assumptions:

Date of grant	9 September
2008
Risk free race	2.95%
Volatility factor	109.06%
Expected dividends
Forfeiture rate	0%
Expected life	5 years
Exercise price	0.24
Total number of options	1,750,000
Grant date fair value	0.17
Total number of options forfeited	1,500.000
Stock-based compensation cost expensed during the nine month period ended June 30. 2009	S 74.083
Unexpended Stock -based compensation cost deferred over the vesting period	S 15.071

As of June 30, 2009 there was S15.071 of unrecognized expenses related to non-vested stock-based compensation arrangements granted.

5.

Loss per share

Increase in shares as a result of the stock splits is given retroactive recognition and the loss per share calculated for all periods presented is based on the post split number of shares.

URANIUM HUNTER CORPORATION.

Condensed Notes to Interim Financial Statements

June 30, 2009

(Amounts expressed in US Dollars
(Unaudited)

6.

Related Party Transactions

Nine month period ended June 30, 2009

The Company expensed $29,598 as management fee to the Chief Executive Officer who resigned in March 2009 and $8,000 fee to the Chief Financial Officer. Also, the Company expensed $11.656 as consulting fee to its Ex-Chief Executive Officer who is also a significant shareholder.

On September 9. 2008 the Board granted stock options to two (2) Directors and One (1) Officer to purchase 250,000 common shares each at an exercise price of $0.24 per share for a total of 750,000 common shares and to the Company's Chief Executive Officer to purchase 1.000.000 common shares at an exercise price of $0.24 per common share. These options arc each granted in accordance with the terms of the Company's 2007 Non-Qualified Stock Option Plan and shall vest as follows:

(1) one fourth (114 th) of the shares shall vest and exercisable on the grant date. (ii) one fourth (114 th ) of the shares shall vest six months from the grant date (iii) one fourth (1/4 ) of the shares shall vest twelve months from the grant date, and (iv) one fourth (1/4 ) of the shares shall vest eighteen months from the grant date. The option granted shall he for a term of 5 years. The Company expensed $74,083 as stock based compensation expense for the nine month period ended June 30 .2009.

The Director of the Company paid the deposit of $10,000 due on signing the LOI with Sparrowtech Resources. Inc. ("Optionor") for a right to earn 49% interest in the Eagle Nest Mining Property during the quarter ended June 30, 2009.

7.

Commitments and Contingencies

a)

On October 13. 2006 the Company entered into an Option Agreement with Trimark Explorations Ltd.(Trimark) and its wholly owned subsidiary. whereby Trimark granted the Company. 100% undivided right, title and interest in and to the property located in Njombe and Songea districts in the Republic of Tanzania. for 5100.000 payable over three years. In addition, the Company must conduct exploration on the property of $1.000.000 over a three year time frame. If the exploration expenses arc not incurred. the Company may still earn 100% interest by issuing 1.000.000 common shares, at not less than S1.00 per share, to Trimark or pay cash of up to $1,000,000. As of September 30, 2008 the Company had paid 525.000 to Trimark and this payment had been expensed as project expense. The Company was required to make the second payment relating to the acquisition cast of SlOOMOO prior to October 13. 2008 for which the Company is in default. As a result. the agreement with Trimark has been terminated and the Company has abandoned the project.

b)

On June 26. 2007. Uranium Hunter Corporation (the "Company") entered into an Option Agreement (the "NPK Agreement") with NPK Resources Ltd. ("NPK"). whereby NPK granted the Company the sole and exclusive right and option to acquire up to a 75% undivided right. title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District. Uganda (the "NPK Property").

Under the terms of the NPK Agreement. NPK has granted the Company the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment to NPK of $25.000 US within five days of signing the NPK Agreement. The Company paid $15,000 during the quarter ended June 2007 and paid the balance of S10.000 in July 2007.

URANIUM HUNTER CORPORATION.

Condensed Notes to Interim Financial Statements

June 30, 2009

(Amounts expressed in US Dollars)

(Unaudited)

7.

Commitments and Contingencies-Cont’d

This entire payment of 525.000 is being expensed as project expense. The Company shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing. The Company shall maintain its 75% interest in the NPK Property after it pays the 525.000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling 5150,000 US over a 36 month period: (i) $50.000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement; (ii) $100,000 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement; and (iii) $150,000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement. If 36 months after the date of the NPK Agreement. the Company has not completed exploration expenses of 5150.000, the Company may still maintain its 75% interest in the NPK Property if the Company issues in favor of NPK payments totaling up to $150.0(X) in shares of common stock of the Company or cash of up to $150,000 US at the Company's sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less then $1.00 per share.

Once the Company has vested and maintained its 75% interest in the project (i.e. by spending $150,000 on the project within three years). the parties shall enter into a joint venture agreement and shall share proportionally in all exploration costs and payments subject to standard dilution terms.

In addition. once the Company has earned its 75% interest in the NPK Property. for a one year period from date of earn in. NPK shall be entitled to convert its 25% ownership of the NPK Property into common stock of the Company at the fair market value for NPK's 25% ownership of the NPK Property. The fair market value of the NPK Property shall be determined by the parties and if they cannot agree, shall be determined by three experts. Should NPK convert its 25% ownership into shares of common stock of the Company. then the Company shall own 100% of the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the election period, provided, however, that the shares shall not be valued at less than $1.00 per share.

The Company may terminate the NPK Agreement at any time by giving written notice to NPK of the termination of the NPK Agreement. If the Company fails to make any payment (optional. discretionary or otherwise) or fails to do anything on or before the last day provided for such payment or performance under the NPK Agreement. NPK may terminate the NPK Agreement but only if:

(i) NPK has first given the Company written notice of the default containing particulars of the payment which the Company has not made or the act which the Company has not performed; and (ii) the Company has not, within 30 days following delivery of such notice. cured such default by appropriate payment or performance. Should the Company fail to comply with the foregoing, NPK may thereafter terminate the NPK Agreement by notice to the Company.

Upon the termination of the NPK Agreement. the Company shall forfeit any and all interest in the NPK Property and shall cease to be liable to NPK.

URANIUM HUNTER CORPORATION.

Condensed Notes to Interim Financial Statements

June 30, 2009

(Amounts expressed in US Dollars)

(Unaudited)

7.

Commitments and Contingencies-Cont'd

c) Effective April 21, 2009. the Company signed a Letter of Intent/Option Agreement with Sparrowtech Resources, Inc. ("Optionor") for a right to earn a 49% interest in the mineral claims situated in. La Paz. Arizona. USA. generally known and described as the "Eagle Nest Mining Property" ("Eagle Nest"). The initial option period will be for a maximum of one year from the effective date. The Optionor granted to the Company the right and option to acquire a 49% interest in the Eagle Nest property by making the following payments to the Optionor plus the cost of expenditures for mining work ("Expenditures") and issuing shares of its capital as follows:

1 . Deposit due on signing of LOI and paid	S 10.000
Due and payable to the Optionor by May 31. 2009 and paid	S 35.000
Work program commitment expenditures to be incurred on exploration:
VW-Ain three months-Before August 21, 2009*	S 6<1,0t1()
Within nine months-Before January 21, 2010	S 90.000
Total within one year- Before April 21. 2010	S 150.000

*

 The Company will issue two (2) million restricted common shares of the Company's contmon stock to the Optionor by May 15. 2009. This was revised to issuance of a total of 500,000 restricted common shares which were issued in June 2009.

2.

On subsequent anniversary dates, the Company will pay $15,000 to the Optionor:

April 21. 2010

$

15.000

April 21. 2011

S

15.000

April 21, 2012

$

15.000

Any expenditure incurred in excess for such period shall be credited towards the expenditures required for the succeeding period or periods. The initial option may be terminated by the Company at their sole discretion any time after the exploration payments for the initial minimum of nine months of assessment work and taxes are paid. If the Company elects to terminate the Initial Option. the Company will not have acquired any interest in the Property. During the initial option period. the Optionor will be the operator manager of the exploration programs and will be entitled to a 15% administration fee on exploration expenditures. All costs related to keeping the property in good standing including property taxes and costs to maintain the concessions in good standing will be considered allowed exploration expenditures.

8.

Subsequent Events

Stock subscriptions:

Subsequent to the quarter ended June 30. 2009. the Company received subscription for 125.000 common shares at S0.10 per share, as part of its efforts to raise funds through private placement of shares.

Item 2. Management's Discussion and Analysis or Financial Condition and Results or Operations .

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes thereto contained elsewhere in this Form 10-Q.

Forward-Looking Statements

This discussion contains forward-looking statements that involve risks and uncertainties. All statements regarding future events. our future financial performance and operating results. our business strategy and our financing plans are forward-looking statements. In many cases, you can identify forward-looking statements by terminology. such as "may". "should". "expects". "intends", "plans". "anticipates". "believes". "estimates", "predicts", "potential" or "continue" or the negative of such terms and other comparable terminology. These statements are only predictions. Known and unknown risks. uncertainties and other factors could cause our actual results to differ materially from those projected in any forward-looking statements. We do not intend to update these forward-looking statements.

Overview

Uranium Hunter Corporation, a Nevada corporation (referred to herein as the "Company". "we". "us" and "our") was incorporated on September 4. 2003 under the name Brownsville Company in order to operate a boat launch. parking lot, marina and convenience store. We operated such business until November 16. 2006 on which date it was sold to Fraser River Metals Depot Inc.

Subsequent to the fiscal year ended September 30. 2006. and in October 2006, we were granted the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania. The Gambaro Resources Property, which is held under the terms of a Prospecting License issued by the government of Tanzania. is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of uranium. Such project has been abandoned by us. See "The Gambaro Property" below.

On February 14. 2007, pursuant to a Certificate of Amendment to our Articles of Incorporation filed with the State of Nevada, we changed the name of the corporation from "Brownsville Company" to "Uranium Hunter Corporation".

On June 26. 2007. we were granted the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District. Uganda (the "NPK Property").

Our Mining Properties

The Gambaro Property

On October 13. 2006, we entered into an Option Agreement (the "Trimark Agreement") with Trimark Explorations Ltd. and its wholly-owned subsidiary. Gambaro Resources Limited (together referred to herein as "Triniark"). whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songca districts in the Republic of Tanzania (the "Gambaro Property"). The Gambaro Property consists of approximately 170 squaw kilometers in the southwestern part of Tanzania which is located on the East Coast of Africa. The Gambaro Property, which is held under the terms of a Prospecting License issued by the government of Tanzania. is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium. Under the terms of the Trimark Agreement. Trimark has granted us the sole and exclusive option to acquire up to a 100% undivided interest in and to the Gambaro Property. by making the following cash payments totaling $100.000 over a three year period: (1) $25,000 within 45 days of signing the Trimark Agreement: (ii) an additional $35.000 within two years of signing of the Trimark Agreement: and (iii) an additional $40,(X)0 within three years of signing of the Trimark Agreement.

Pursuant to the Trimark Agreement. we must also complete the following cumulative exploration expenditures on the Property totaling $1,000,000 over a 36 month period: (i) 5100.000 in cumulative exploration expenditure within the first 12 months after signing the Trimark Agreement: (ii) $500,000 in cumulative exploration expenditures within 24 months of signing of the Trimark Agreement: and (iii) $1,000,000 in cumulative exploration expenditures within 36 months of signing of the Trimark Agreement. If 36 months after the date of the Trimark Agreement. we have not completed exploration expenses of 51.000.000. we may still earn our 100% interest in the Gambaro Property if we issue in favor of Trimark payments totaling up to 1.000.000 of our shares of common stock or cash of up to $1,000.000 at our sole option less the cumulative exploration expenditures already paid and/or met on the Gambaro Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period, provided, however, that the shares shall not be valued at less then S1.00 per share. In the event such shares arc valued at less then S1.00, we may still execute this buyout using cash.

The Trimark Agreement further provides that we will act as operator during the earn-in phase of the Trimark Agreement and will be entitled to charge a management fee of 15% on all property exploration expenditures and related head office overhead paid solely out of cumulative exploration expenditures provided by us and from revenues from the operation of the Gambaro Property pursuant to the terms of the Trimark Agreement. Once we have earned our 100% interest in the Gambaro Property. Trimark shall be entitled to a 2% net smelter royalty which shall be reduced to 1% at our sole option upon payment to Trimark of 51.000.000. The Trimark Agreement provides that a management committee consisting of two representatives of each company shall be formed pursuant to which we shall be responsible for the proposal of exploration programs to the management committee and for funding in full any and all exploration programs approved by the management committee in advance of the commencement of exploration.

We may terminate the Trimark Agreement at any time by giving written notice to Trimark of the termination of the Trimark Agreement and such termination shall be effective on the 15 th day after such notice is sent to Trimark. In addition, if we fail to make any payment under the Trimark Agreement or fails to do anything on or before the last day provided for such payment or performance under the Trimark Agreement (in each or either case referred to as a "default"). Trimark may terminate the Trimark Agreement but only if: (i) Trimark has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance. Should we fail to comply with the foregoing, Trimark may thereafter terminate the Trimark Agreement by notice to us. Upon such termination, we forfeit any and all interest in the Gambaro Property and shall cease to be liable to Trimark.

The Company was required to make the second payment relating to the acquisition cost of $100,000 prior to October 13. 2008 for which the Company is in default. As a result. the agreement with Trimark has been terminated and the Company has abandoned the project.

The NPK Property

On June 26, 2007. we entered into an Option Agreement (the "NPK Agreement") with NPK Resources Ltd. ("NPK"). whereby NPK granted us the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District. Uganda (the "NPK Property").

Under the terms of the NPK Agreement. NM has granted us the sole and exclusive option to acquire up to a 75% undivided interest in and to the NPK Property by making a cash payment to NPK of $25.000 US within live days of signing the NPK Agreement. We paid 515.000 during the quarter ended June 30. 2007 and paid the balance of $10.000 in July 2007. We shall also be responsible for making all necessary property payments and taxes to keep the NPK Property in good standing. We shall maintain its 75% interest in the NPK Property after we pay the 525.000 as described above by completing the following cumulative exploration expenditures on the NPK Property totaling 5150.000 US over a 36 month period: (i) 550.000 in cumulative exploration expenditure within the first 12 months after signing the NPK Agreement: (ii) 5100.00 in cumulative exploration expenditures within 24 months of signing of the NPK Agreement: and (iii) 5150.000 in cumulative exploration expenditures within 36 months of signing of the NPK Agreement. If 36 months after the date of the NPK Agreement. we have not completed exploration expenses of $150,000, we may still maintain its 75% interest in the NPK Property if we issue in favor of NPK payments totaling up to 5150.000 in shares of common stock of the Company or cash of up to 5150.000 US at our sole option less the cumulative exploration expenditures already paid and/or met on the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not he valued at less than $1.00 per share.

Once we have vested and maintained our 75% interest in the project (i.c. by spending $150.000 on the project within three years). the parties shall enter into a joint venture agreement and shall share proportionally in all exploration costs and payments subject to standard dilution terms.

In addition, once we have earned its 75% interest in the NPK Property, for a one year period from date of cam in, NPK shall be entitled to convert its 25% ownership of the NPK Property into common stock of the Company at the fair market value for NPK's 25% ownership of the NPK Property. The fair market value of the NPK Property shall be determined by the panics and if they cannot agree, shall be determined by three experts. Should NPK convert its 25% ownership into shares of common stock of the Company. then we shall own 100% of the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the election period. provided, however, that the shares shall not be valued at less than 51.00 per share.

We may terminate the NPK Agreement at any time by giving written notice to NPK of the termination of the NPK Agreement. If we fail to make any payment (optional. discretionary or otherwise) or fail to do anything on or before the last day provided for such payment or performance under the NPK Agreement. NPK may terminate the NPK Agreement but only if: 0) NPK has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed: and (ii) we have not, within 30 days following delivery of such notice. cured such default by appropriate payment or performance. Should we fail to comply with the foregoing. NPK may thereafter terminate the NPK Agreement by notice to the Company. Upon the termination of the NPK Agreement. we shall forfeit any and all interest in the NPK Property and shall cease to be liable to NPK.

The Eagle Nest Property

Effective April 21. 2009. the Company signed a Letter of Intent/Option Agreement with Sparrowtech Resources. Inc. ("Optionor") for a right to earn a 49% interest in the mineral claims situated in. La Paz. Arizona. USA. generally known and described as the "Eagle Nest Mining Property" ("Eagle Nest"). The initial option period will be for a maximum of one year from the effective date. The Optionor granted to the Company the right and option to acquire a 49% interest in the Eagle Nest property by making the following payments to the Optionor plus the cost of expenditures for mining work ("Expenditures") and issuing shares of its capital as follows:

1 . Deposit due on signing of LOl and paid		10.000
Due and payable to the Optionor by May 31. 2009 and paid		35.000
Work program commitment expenditures to be incurred on exploration:
Within three months-Before August 21, 2009*		60.000
Within nine months-Before January 21, 2010		90.000
Total within one year- Before April 21, 2010	5	150,000

*The Company obtained an extension from July 21, 2009 to August 21, 2009

2. The Company will issue two (2) million restricted common shares of the Company's common stock to the Optionor by May 15, 2009. This was revised to issuance of 500.000 restricted common shares which were issued in June 2009.

3. On subsequent annivrmary dates. the Company will pay $15.000 to the Optionor

April 21.2010

$

15,000

April 21. 2011

S

15.000

April 21. 2012

$

15.000

Any expenditure incurred in excess for such period shall be credited towards the expenditures required for the succeeding period or periods. The initial option may be terminated by the Company at their sole discretion any time after the exploration payments for the initial minimum of nine mouths of assessment work and taxes are paid. If the Company elects to terminate the Initial Option. the Company will not have acquired any interest in the Property. During the initial option period, the Optionor will be the operator manager of the exploration programs and will be entitled to a 15% administration fee on exploration expenditures. All costs related to keeping the property in good standing including property taxes and costs to maintain the concessions in good standing will be considered allowed exploration expenditures.

Results of Operations

We are now an exploration stage mining company and have not realized any revenues from such operations. We were incorporated in September 2003 in order to operate a boat launch. parking lot, marina and convenience store. We operated such business until November 16, 2006 on which date it was sold to Fraser River Metals Depot Inc. Prior year figures have been reclassified in the balance sheet, income statement and the statement cash flows to reflect the operations of the boat launch and convenience store business as discontinued operations.

Our financial statements are presented on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. There are certain conditions prevailing which cast substantial doubt as to the validity of using the going concern assumption.

Total operating expenses were $88,499 and $223,153 for the three and nine months ended June 30. 2009 compared to total operating expenses of $67,282 and $276.249 for the three and nine months ended June 30, 2008. Cumulatively since inception of exploration, we had total operating expenses of $1.153.915. General and administrative expenses were $23,194 and 5157,240 and project expenses were $65,000 and 565.0(X) for the three and nine months ended June 30, 2009 compared to $66.915 and $203.559 and Snil and $71,867 for the three and nine months ended June 30, 2008. Cumulatively since inception of exploration, general and administrative expenses were $827,139 and project expenses were $324,446.

For the three and nine months ended June 30, 2009, we had a net loss of $88,499 and $223,153 compared to a net loss of $67,282 and $276,249 for the three and nine months ended June 30. 2008. Cumulatively since inception of exploration. we had a net loss of $1,153,915. Such net losses are due to the operating expenses incurred resulting from our change of direction to an exploration mining company with no offsetting revenues.

Liquidity and Capital Resources

On June 30. 2009. we had a working capital deficit of $170.149 and a stockholders' deficit of $164.977. compared to working capital deficit of $102.992 and stockholders' deficit of 596.907 on September 30. 2008. On June 30. 2009. we had Snil in cash and cash equivalents, total assets of 55.172 and total liabilities of $170.149. compared to $1.516 in cash and cash equivalents, total assets of $7.601 and total liabilities of $104.508 on September 30, 2008.

Cash used for operating activities for the nine months ended June 30, 2009 was $72,516 primarily due to a net loss of $223,153 together with increase in accounts payable and accrued liabilities of 555.641. issue of shares for mineral claims for $20.000 and stock based compensation expense for 574.083. Cash used in operating activities for the nine months ended June 30.2008 was 5260.618 primarily due to a net loss from continuing operations of $276.249 together with decrease in prepaid expenses of $8.616 and an increase in accounts payable and accrued liabilities of $6.192. Net cash used in investing activities was $2,083 for the nine months ended June 30. 2008 due to the acquisition of plant and equipment compared to no investing activities for the nine months ended June 30. 2009. There was cash provided by financing activities for $45,000 during the nine months ended June 30. 2008 compared to net cash provided by financing activities of 571.000 for the nine months ended June 30, 2009 resulting from a stock subscription received of $61,000 and loans/advances from related party for 510.000.

As mentioned above, we arc now in the exploration stage and have not yet realized revenues from our planned operations. We incurred a net loss of $223,153 for the nine month period ended June 30, 2009. At June 30, 2009, we had an accumulated deficit of $1.153.915. We have funded operations through the issuance of capital stock. In January 2007. the Company received stock subscriptions for issue of its common stock for gross proceeds of $75,000. In April 2007. the Company received stock subscription of S 600.000. In April 2008. the Company received stock subscription for $20.000. in May 2008 the Company received stock subscription for 525.000. During the three months ended September 30. 2008. the Company received stock subscription for $50,000.1n October. 2008. the Company received an additional stock subscription for $25.000. In March 2009. the Company issued 1.270.836 common shares to all subscribers who had subscribed to the Company's stock from Jan 2007 to December 2008. In June. 2009, the Company received stock subscription for $36,000. Subsequent to the quarter ended June 30, 2009, the Company received stock subscription for $12,500.  Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition. changes in our financial condition, revenues or expenses. results of operations. liquidity. capital expenditures or capital resources that arc material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T'. Controls and Procedures .

Under the supervision and with the participation of our management. including the Principal Executive Officer and Principal Financial Officer. we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule I 5d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that. as of June 30. 2009. these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded. processed, summarized and reported, within the time periods specified in the Commission's rule and forms; and (ii) accumulated and communicated to our management. including our Principal Executive Officer and Principal Financial Officer. as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORNIATION

Item 1 Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2 Unrcgistered Sales of Equity Securities and Use of Proceeds.

On March 9. 2009. the Company issued 1.270.836 common shares for a total of $795.000 stock subscriptions received during the prior period from January 2007 to December 2008. The subscriptions were received in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933. as amended.

Item 3 Defaults Upon Senior Securities.

None.

Item 4 Submission of Matters to a Vote of Security-Holders.

None.

Item 5. Other Information.

None.

Item 6 Exhibits.

31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules I 3a-14 and 15d-14 of the Exchange Act)

31.2 Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 193-1. the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM HUNTER CORPORATION

(Registrant)

Dated: August 17. 2009

By: s/s Reno J. Calabrigo

Reno J. Calabrigo,

President and Chief Executive

Officer (Principal Executive Officer)

Dated: August 17.2009

By: s/s Rakesh Malhotra

Rakesh Malhotra.

Chief Financial Officer

(Principal Financial Officer)

Exhibit 31.1

CERTIFICATION OF CHIEF EXECUTIVE OFFICER

PURSUANT TO RULES 13a-14(a)/15d-14(a)

UNDER THE SECURITIES EXCHANGE ACT OF 1934. AS AMENDED

I, Reno J. Calabrigo. certify that:

1.

I have reviewed this Quarterly Report on Form IO-Q of Uranium Hunter Corporation (the "registrant"):

2.

Based on my knowledge. this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. not misleading with respect to the period covered by this report;

3.

Based on my knowledge. the financial statements, and other financial information included in this report. fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of. and for, the periods presented in this report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(1)) for the registrant and have:

(a)

Designed such disclosure controls and procedures. or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries. is made known to us by others within those entities. particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting. or caused such internal control over financial reporting to be designed under our supervision. to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(e) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures. as of the end of the period covered by this report based on such evaluation: and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the ease of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed. based on our most recent evaluation of internal control over financial reporting. to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process. summarize and report financial information: and

(b)

Any fraud. whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 17. 2009

s/s Rcno J. Calabrigo

Reno J. Calabrigo

Chief Executive Officer

Uranium Hunter Corporation

Exhibit 31.2

CERTIFICATION OF CHIEF FINANCIAL OFFICER

PURSUANT TO RULES 13a-14(a)/15d-14(a)

UNDER THE SECURITIES EXCHANGE ACT OF 1934. AS AMENDED

I. Rakesh Nialhotra. certify that:

I have reviewed this Quarterly Report on Form I0-Q of Uranium Hunter Corporation. (the "registrant"):

2.

Based on my knowledge. this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made. not misleading with respect to the period covered by this report;

3.

Based on my knowledge. the financial statements. and other financial information included in this report. fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of. and for, the periods presented in this report:

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(c)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(1)) for the registrant and have:

(a)

Designed such disclosure controls and procedures. or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries. is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)

Designed such internal control over financial reporting. or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)

Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures. as of the end of the period covered by this report based on such evaluation: and

(d)

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected. or is reasonably likely to materially affect. the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer and I have disclosed. based on our most recent evaluation of internal control over financial reporting. to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process. summarize and report financial information: and

(b)

Any fraud. whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: August 17. 2009

s/s Rake41 Nialhotra

Rakesh Malhotra

Chief Financial Officer

Uranium Hunter Corporation

Exhibit 32.1

CERTIFICATION

PURSUANT TO 18 U.S.0 SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. each of the undersigned officers of Uranium Hunter Corporation (the "Company"), does hereby certify, to such officer's knowledge. that:

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the "Form 10Q”) of the Company fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects. the financial condition and results of operations of the Company.

Dated: August 17. 2009

s/s Reno J. Calabrigo

Reno J. Calabrigo

Chief Executive Officer
Uranium Hunter Corporation

Dated: August 17. 2009

s/sRakesh Malhotra

Rakesh Malhotra

Chief Financial Officer

Uranium Hunter Corporation

A signed original of this written statement required by Section 906 has been provided to Uranium Hunter Corporation and will be retained by Uranium Hunter Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

Endnotes

For the

For the

three

three

months    ended months ended June 30.2009 June 30. 2008