Form 10-K
period 2009-09-30
Uranium Hunter CORP
filed 2016-07-28
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2009

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

90 days. Yes                        No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes                           No

State Issuer’s revenues for its most recent fiscal year: $-0-.

As of September 30, 2009, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (7,450,000 shares) was approximately $156,450 (based upon the average bid and asked prices of the common stock on September 30, 2009). The number of shares outstanding of the common stock ($0.001 par value) of the Issuer as of the close of business on September 30, 2009 was

7,450,000.

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format: Yes                        No

URANIUM HUNTER CORPORATION

TABLE OF CONTENTS

PART I

Page

Item 1.           Description of Business                                                                                                                                                                                 4

Item 2.           Description of Property                                                                                                                                                                                  10

Item 3.           Legal Proceedings                                                                                                                                                                                         10

Item 4.           Submission of Matters to a Vote of Security Holders                                                                                                                                10

PART II

Item 5.           Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities                      10

Item 6.           Management’s Discussion and Analysis or Plan of Operation                                                                                                                 11

Item 7.           Financial Statements                                                                                                                                                                                    14

Item 8A(T).   Controls and Procedures                                                                                                                                                                              14

PART III

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

The Gambaro Property

On October 13, 2006, we entered into an Option Agreement (the “Trimark Agreement”) with Trimark Explorations Ltd.  and its wholly- owned subsidiary, Gambaro Resources Limited (together referred to herein as “Trimark”), whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania (the “Gambaro Property”).  The Gambaro Property consists of approximately 170 square kilometers in the southwestern  part  of Tanzania  which  is located  on the East  Coast  of Africa.   The  Gambaro  Property,  which  is held  under  the terms  of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium.  Under the terms of the Trimark Agreement, Trimark has granted us the sole and exclusive option to acquire up to a 100% undivided interest in and to the Gambaro Property, by making the following cash payments totaling $100,000 over a three year period: (i) $25,000 within 45 days of signing the Trimark Agreement (which has been extended up to an additional 30 days or 5 days after the issuance of an exploration and prospecting license, whichever occurs first); (ii) an additional $35,000 within two years of signing of the Trimark Agreement;   and (iii) an additional $40,000 within three years of signing of the Trimark Agreement.

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

Trimark Agreement, we have not completed exploration expenses of $1,000,000, we may still earn our 100% interest in the Gambaro Property if we issue in favor of Trimark payments totaling up to 1,000,000 of our shares of common stock or cash of up to $1,000,000 at our sole option less the cumulative exploration expenditures already paid and/or met on the Gambaro Property.  The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period, provided, however, that the shares  shall not be valued at less than $1.00 per share.  In the event such shares are valued at less than $1.00, we may still execute this buyout using cash.

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

We are currently in default of certain payment obligations pursuant to the Trimark Agreement have abandoned this project.

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

$100,000 in  cumulative  exploration  expenditures  within  24  months  of  signing  of  the  NPK  Agreement;  and  (iii)  $150,000  in  cumulative exploration expenditures within 36 months of signing of the NPK Agreement.  If 36 months after the date of the NPK Agreement, we have not completed exploration expenses of $150,000, we may still maintain our 75% interest in the NPK Property if we issue in favor of NPK payments totaling up to $150,000 in shares  of common  stock of the Company  or cash of up to $150,000  US at our sole option  less the cumulative exploration expenditures already paid and/or met on the NPK Property.  The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the 36 month period as described herein provided, however, that the shares shall not be valued at less than $1.00 per share.

Once we have vested and maintained our 75% interest in the project (i.e. by spending $150,000 on the project within three years), the parties shall enter into a joint venture agreement and shall share proportionally in all exploration costs and payments subject to standard dilution terms.

In addition once we have earned our 75% interest in the NPK Property, for a one year period from date of earn in, NPK shall be entitled  to convert  its 25%  ownership  of the NPK  Property  into common  stock  of the Company  at the fair market  value  for NPK’s  25% ownership of the NPK Property.  The fair market value of the NPK Property shall be determined by the parties and if they cannot agree, shall be determined by three experts.  Should NPK convert its 25% ownership into shares of common stock of the Company, then we shall own 100% of the NPK Property.  The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the election period, provided, however, that the shares shall not be valued at less than $1.00 per share.

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

No subsequent exploration work was conducted on the NPK Property in fiscal 2008 and this project has been abandoned.

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

Competition

We are an exploration mining stage company.  We expect to face significant competition in our business of exploration and mining, a business in which we will compete  with other mineral resource exploration  and development  companies  for financing  and for the acquisition  of new mineral properties.  Many of the mineral resource exploration and development companies with whom we will compete have greater financial and technical resources than us.  Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties.  In addition, they may be able to afford greater geological  expertise  in  the  targeting  and  exploration  of  mineral  properties.   This  competition  could  result  in  competitors  having  mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development.    This competition could adversely  impact  on  our ability to finance further exploration and to achieve the  financing  necessary  for  us  to  develop  our  mineral properties.

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

NEED  FOR ADDITIONAL  FINANCING.   We are in the exploration mining stage and have not yet realized  revenues  from  our planned operations.  We have incurred a net loss of $59,626 for the year ended September 30, 2009.  At September 30, 2009, we had an accumulated deficit of $1,044,193.   We have funded operations  through the issuance of capital stock.  We plan is to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities.  No assurance can be given, however, that we will be able to obtain additional financing or that our mining activities will be successful.

DOUBTFUL  ABILITY  TO  CONTINUE  AS  A  GOING  CONCERN.   As  stated  above,  we  are  now  an  exploration  stage  mining company and have not realized any revenues from our operations.  We are primarily engaged in the acquisition, exploration and development of uranium mining properties in Africa.  At the present time we do not own any properties. Our financial statements  are presented on a going concern basis, which contemplates  the realization of assets and satisfaction of liabilities in the normal course of business.   We have no source for operating revenue and expect to incur significant expenses  before establishing  operating  revenue.  We have a need for equity capital and financing  for working  capital and exploration  of our properties.   Because of continuing  operating losses, negative  working capital and cash outflows from operations,  our continuance  as a going concern is dependent upon our ability to obtain adequate financing and to reach profitable levels of operation. Our future success is dependent upon our continued ability to raise sufficient capital, not only to maintain its operating expenses, but to explore for uranium reserves. There is no guarantee that such capital will continue to be available on acceptable terms, if at all or if we will attain profitable levels of operation.

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

WE MAY NOT BE ABLE  TO MAKE  THE REQUIRED  PAYMENTS  UNDER  THE OPTION  AGREEMENT.    On October  13,

2006,  we entered  into  an Option  Agreement  (the “Trimark  Agreement”)  with  Trimark  Explorations  Ltd. and its wholly-owned  subsidiary, Gambaro Resources Limited, whereby we were granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania.  On June 26, 2007, we entered into an Option Agreement (the “NPK Agreement”) with NPK Resources Ltd. (“NPK”), whereby NPK granted us the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately  820 square kilometers located in Kiballe District, Uganda.  Pursuant to the Trimark Agreement and NPK Agreement,  we must make certain cash payments and we must complete certain exploration expenditures.  If we are unable to make these payments or complete such required  exploration  expenditures,  we could  lose  our  interests  in such  mining  properties.    We  are currently  in default  of certain  payment obligations pursuant to the Trimark Agreement and have now abandoned this project.

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

OUR COMMON STOCK IS A PENNY STOCK. Our Common Stock is classified as a penny Stock, which is traded on the OTCBB. As a result, an investor may find it more difficult to dispose of or obtain accurate quotations as to the price of the shares of the Common Stock. In addition, the “penny stock” rules adopted by the Securities and Exchange Commission subject the sale of the shares of the Common Stock to certain regulations which impose sales practice requirements on broker-dealers.   For example, broker-dealers selling such securities must, prior to effecting the transaction, provide their customers with a document that discloses the risks of investing in such securities. Furthermore, if the person purchasing the securities is someone other than an accredited investor or an established customer of the broker-dealer, the broker-dealer must  also  approve  the  potential  customer’s  account  by  obtaining  information  concerning  the  customer’s  financial  situation,  investment experience and investment objectives.   The broker-dealer  must also make a determination  whether the transaction is suitable for the customer and whether the customer has sufficient knowledge and experience in financial matters to be reasonably expected to be capable of evaluating the risk of transactions in such securities. Accordingly, the Commission’s rules may result in the limitation of the number of potential purchasers of the shares of the Common Stock.  In addition, the additional burdens imposed upon broker-dealers by such requirements may discourage broker- dealers from effecting transactions in the Common Stock, which could severely limit the market of the Company’s Common Stock.

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

Except as required by the Federal Securities Law, we do not undertake any obligation to release publicly any revisions to any forward- looking statements to reflect events or circumstances after the date of this Form 10-KSB or for any other reason.

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

Period Year ended September 30, 2009:	High	Bid Prices	Low
Oct. 1, 2008 to Dec. 31, 2008	$0.115		$0.053
Jan. 1, 2009 to March 31, 2009	$0.1		$0.02
April 1, 2009 to June 30, 2009	$0.215		$0.02
July 1, 2009 to Sept. 30, 2009	$0.055		$0.031
Year ended September 30, 2008:	High		Low
Oct. 1, 2007 to Dec. 31, 2007	$1.20		$0.52
Jan. 1, 2008 to March 31, 2008	$0.95		$0.30
April 1, 2008 to June 30, 2008	$0.40		$0.18

July 1, 2008 to Sept. 30, 2008 Holders	$0.43	$0.07

As of September 30, 2009, there were approximately 8 stockholders of record of the Company’s Common Stock.   This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

During the fiscal year ended September 30, 2019 there were $1,450, 000 shares of common stock issued for services rendered that have not been registered.

Equity Compensation Plan Information

As of September 30, 2009, there was no equity compensation plan in the Company.

Item 6.   Management’s Discussion and Analysis or Plan of Operation

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

Subsequent to the fiscal year ended September 30, 2006, and in October 2006, we were granted the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania.  The Gambaro Resources Property, which is held under the terms of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of uranium.  All of the plans in connection with the above properties have been abandoned for lack of funding.

On February  14, 2007, pursuant to a Certificate  of Amendment  to our Articles of Incorporation  filed with the State of Nevada, we changed the name of the corporation from “Brownsville Company” to “Uranium Hunter Corporation”.

On June 26, 2007, we were granted the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately  820 square kilometers located in Kiballe  District, Uganda (the “NPK Property”).  This venture has been abandoned.

On October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. to earn a 75% interest in the “Karoo” Project which contains approximately  8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania. See “The Karoo Project” below.

Our Mining Properties

The Gambaro Property

On October 13, 2006, we entered into an Option Agreement (the “Trimark Agreement”) with Trimark Explorations Ltd.  and its wholly- owned subsidiary, Gambaro Resources Limited (together referred to herein as “Trimark”), whereby Trimark granted us the sole exclusive right and option to acquire up to a 100% undivided right, title and interest in and to the Gambaro Resources Property located in Njombe and Songea districts in the Republic of Tanzania (the “Gambaro Property”).  The Gambaro Property consists of approximately 170 square kilometers in the southwestern  part  of Tanzania  which  is located  on the East  Coast  of Africa.   The  Gambaro  Property,  which  is held  under  the terms  of a Prospecting License issued by the government of Tanzania, is believed to cover sediments of the Karoo sequence which share common features with rocks of the Colorado Plateau in the western United States that have been prolific producers of Uranium.  Under the terms of the Trimark Agreement, Trimark has granted us the sole and exclusive option to acquire up to a 100% undivided interest in and to the Gambaro Property, by making the following cash payments totaling $100,000 over a three year period: (i) $25,000 within 45 days of signing the Trimark Agreement;

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

We are currently in default of certain payment obligations pursuant to the Trimark Agreement and have now abandoned this project.

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

We may terminate the NPK Agreement at any time by giving written notice to NPK of the termination of the NPK Agreement.  If we fail to make any payment (optional, discretionary  or otherwise) or fail to do anything on or before the last day provided for such payment or performance under the NPK Agreement, NPK may terminate the NPK Agreement but only if: (i) NPK has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance.  Should we fail to comply with the foregoing, NPK may thereafter terminate the NPK Agreement by notice to the Company.  Upon the termination of the NPK Agreement, we shall forfeit any and all interest in the NPK Property and shall cease to be liable to NPK.  This venture has been abandoned.

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

Total operating expenses were $223,690 for the year ended September 30, 2009 compared to $436,446 for the year ended September 30, 2008.  Such decrease in the current year compared to the prior year was primarily due a decrease in project expenses, as result of the abandonment of all mining projects..   Cumulatively  since inception  of exploration,  we had total operating  expenses  of $1,154,452. General and administrative  expenses were $158,690 and project expenses were $65,000 for the year ended September 30, 2009 compared to general and administrative expenses were $306,461 and project expenses were $187,579 for the year ended September 30, 2008.  Cumulatively since inception of exploration, general and administrative expenses were $828,589 and project expenses were $324,446.

For the year ended September 30, 2009, we had a net loss of $59,626 compared to a net loss of $436,446 for the year ended September

30, 2008.

.Off-Balance Sheet Arrangements

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

Mineral property acquisition costs will also be capitalized in accordance with the FASB Emerging Issues Task Force (“EITF”) Issue 04-

2 when management has determined that probable future benefits consisting of a contribution to future cash inflows have been identified and that adequate financial resources are available or are expected to be available as required to meet the terms of property acquisition  and budgeted exploration and development expenditures.  Mineral property payments are expensed as incurred if the criteria for capitalization is not met.

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

Stock-Based  Compensation  - All awards  granted  to employees  and non-employees  after June  30, 2005  are valued  at fair value  in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes  option pricing model and recognized on a straight line basis over the service periods of each award.  We account for equity instruments issued in exchange for the receipt of goods or services from other than employees  in accordance  with SFAS No. 123 and the conclusions  reached by the Emerging  Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting  for  Equity  Instruments  That  Are  Issued  to  Other  Than  Employees  for  Acquiring  or  in  Conjunction  with  Selling  Goods  or Services”.    Costs  are  measured  at the  estimated  fair  market  value  of the  consideration  received  or the estimated  fair  value  of the  equity instruments  issued,  whichever  is more  reliably  measurable.  The  value  of equity  instruments  issued  for consideration  other  than  employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.  As of September 30, 2009, there were no compensation awards outstanding.

Recent Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Item 7.                 Financial Statements.

See the Financial Statements annexed to this report.

Item 8.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T).         Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2009, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods  specified  in  the  Commission’s  rule  and  forms;  and  (ii)  accumulated  and  communicated  to  our  management,  including  our  Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2009.

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

Reno Calabrigo  has been the Company’s President, Chief Executive Officer, Secretary and Treasurer since March 2009, and a director  since  March  2009.   He is varied experience in real estate and public companies gained over the years.

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

Based  solely  on the Company’s  review  of such forms  received  by it, or written  representations  from  certain  of such persons,  the

Company  believes  that, with respect  to the year ended  September  30, 2009,  all Section  16(a)  filing requirements  applicable  to its officers directors and greater than 10% beneficial owners were complied with.

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

Toronto, Ontario, Canada M5X 1K7.

Item 10.               Executive Compensation.

There is no executive compensation for the year ended September 30, 2009.

Item 11.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2009, certain information with regard to the record and beneficial ownership of the Company’s Common stock by (i) each stockholder  owning of record or beneficially  5% or more of the Company’s Common stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percent of Class
Frank Guido	3,000,000	40.3%
Cede & Co	3,000,000)	40.3%*

Item 12.               Certain Relationships and Related Transactions, and Director Independence.

None

Item 13.	Exhibits.	Incorporated by
Exhibit No.	Name of Exhibit	Reference to
3.1	Articles of incorporation	Exhibit 3.1 (1)
3.2	Amended and Restated Bylaws	Exhibit 3.1 (2)
3.3	Certificate of Change filed with the Secretary of State of Nevada on July 13, 2006 and effective on July 26, 2006	Exhibit 99.1 (3)
3.4	Certificate of Change filed with the Secretary of State of Nevada effective on February 14, 2007	Exhibit 99.1 (4)
3.5	Certificate of Amendment filed with the Secretary of State of Nevada effective on February 14, 2007	Exhibit 99.2 (4)
10.1	Asset Purchase Agreement dated March 31, 2004	Exhibit 10.1 (1)

10.2	Lease Agreement dated March 31, 2004	Exhibit 10.2 (1)
10.3	Stock Purchase Agreement dated as of April 21, 2006 by and among Xuxin Shao, Shao Hui Chen, Brownsville Company and Adam Cegielski	Exhibit 10.1 (5)
10.4	Option Agreement between Trimark Explorations Ltd. and Gambaro Resources Limited, and Brownsville Company	Exhibit 10.1 (6)
10.5	Asset Purchase Agreement by and between Brownsville Company and Fraser River Metals Depot Inc. dated November 16, 2006	Exhibit 10.1 (7)
10.8	Option Agreement between NPK Resources Ltd. and Uranium Hunter Corporation	Exhibit 10.1 (8)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the Exchange Act)	*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)	*

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

Item 14.               Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2009 and September 30, 2008:

Fee Category	2009 Fees	2008 Fees
Audit Fees	$ 2,000	$17,000*
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$ 2,000	$17,000
* Includes fees paid to the previous auditor and accrued for the current auditor Audit Fees. Consists of fees billed for professional services rendered for the audit	of our financial statements	and review of

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

URANIUM HUNTER CORPORATION

(Registrant)

By:           /s/ Reno Calabrigo

                  Reno Calabrigo,

President and Chief Executive Officer

Dated:      July 2016

Pursuant to the requirements  of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant, and in the capacities and on the dates indicated:

Signature                                                              Title                                                                           Date

/s/ Reno Calabrigo	President and Chief Executive Officer	July 2016
Reno Calabrigo	(Principal Executive Officer)

URANIUM HUNTER CORPORATION (FORMERLY BROWNSVILLE COMPANY)

CONSOLIDATED  FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008 (Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firms                                                                                                                                         F-2

Consolidated Balance Sheets as of September 30, 2009 and September 30, 2008                                                                                                       F-3

Consolidated Statements of Operations and Comprehensive loss for years ended September 30, 2009 and September 30, 2008                          F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 2009 and September 30, 2008.                         F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2009 and September 30, 2008

           F-6

Notes to Consolidated Financial Statements                                                                                                                                                                   F-7

[

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Uranium Hunter Corporation

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Uranium  Hunter  Corporation  (formerly  Brownsville  Company),  (an Exploration Stage Company) as of September 30, 2009 and the related consolidated statements of operations and comprehensive loss, cash  flows  and  stockholders’  equity  (deficiency)  for the year ~~s~~  ended  September  30,  2009  .  These consolidated  financial  statements  are  the  responsibility  of  the  Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Hunter Corporation (formerly Brownsville Company) as at September 30, 2009   and the results of its operations and its cash flows for the year ~~s~~ ended September  30, 2009 in conformity with United States generally accepted accounting principles.

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

July 22, 2016

[

URANIUM HUNTER CORPORATION

CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30,
(EXPRESS IN US DOLLARS)

	2009	2008

ASSETS

CURRENT
Cash and cash equivalents	$ -	$ 1,516

Total Current Assets	-	1,516

PLANT AND EQUIPMENT, NET	-	6,085

TOTAL ASSETS	$ -	$ 7,601

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ -	$ 104,508

Total Current Liabilities	-	104,508

TOTAL LIABILITIES	-	104,508

STOCKHOLDERS' EQUITY

6,000,000,000 common shares, authorized, par value $0.001
- issued and fully paid, 7,450,000 (2008 - 64,320,000)	7,450	64,320

Additional paid-in capital	1,036,743	823,340

ACCUMULATED DEFICIT	(1,044,193)	(984,567)

Total Stockholders' Equity	-	(96,907)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ 7,601

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION

CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

	YEAR ENDED
	SEPTEMBER 30,
	2009	2008

REVENUE	$ -	$ -

OPERATING EXPENSES
General and administrative	158,690	363,438
Project expenses	65,000	71,867
Amortization	-	1,141

Total Operating Expenses	223,690	436,446

LOSS FROM OPERATIONS	(223,690)	(436,446)

OTHER ITEMS
Loss on disposal of plant and equipment	(6,085)	-
Gain on reduction in debt	170,149	-

	164,064	-

NET LOSS	$ (59,626)	$ (436,446)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	1,862,500	64,320,000

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.03)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM SEPTEMBER 30, 2008 TO SEPTEMBER 30, 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balances - September 30, 2008	64,320,000	$ 64,320	$ 823,340	$ (984,567)	$ (96,907)

Stock issued for services	5,970,836	5,970	149,113	-	155,083

Stock issued for services	1,450,000	1,450	-	-	1,450

Stock returned to treasury	(64,290,836)	(64,290)	64,290	-	-

Net loss	-	-	-	(59,626)	(59,626)

Balances - September 30, 2009	7,450,000	$ 7,450	$ 1,036,743	$ (1,044,193)	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION

CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

	YEAR ENDED
	SEPTEMBER 30,
	2009	2008

Cash Flows from Operating Activities
Net loss	$ (59,626)	$ (436,446)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	1,141
Loss on disposal of assets	6,085	-
Stock issued for services	156,533	85,160
Net adjustment for discontinued operations	-	-
Changes in assets and liabilities
Prepaid expenses		13,769
Accounts payable and accrued liabilities	(104,508)	16,728

Net cashed provided by(used in) operating activities	(1,516)	(319,648)

Cash Flows from Investing Activities
Acquisition of plant and equipment	-	(3,360)

Net cash used in investing activities	-	(3,360)

Cash Flows from Financing Activities
Stock subscriptions received	-	95,000
Loan repayment from related parties	-	-

Cash flows from financing activities	-	95,000

Net Change in Cash	(1,516)	(228,008)

Cash and equivalents - Beginning of Period	1,516	229,524

Cash and equivalents - End of Period	$ -	$ 1,516

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION.

Notes to Consolidated Financial Statements

September 30, 2009

Note 1 - Organization and Summary of Significant Accounting Policies:

Organization:

Uranium Hunter Corporation (the “Company”) was incorporated in the State of Nevada on September 4, 2003.  The Company was originally incorporated under the name Brownsville Company and changed its name to Uranium Hunter Corporation on February 1, 2007.

The consolidated financial statements include the accounts of Uranium Hunter Corporation (the “Company”) and its wholly owned subsidiary Uranium Hunter Corporation (Ontario) (Formerly Brownsville Exploration Inc.) in Canada (“BEI”). All material inter- company accounts and transactions have been eliminated.

The Company’s fiscal year end is September 30.

Basis of Presentation – Exploration Stage Mining Company:

The Company has not earned any revenues from limited principal operations.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise” as set forth in Financial Accounting Standards Board Statement No. 7 (“SFAS 7”).  ASU 2014-10 suspended the requirements that the statements of operations, stockholders’ equity (deficit) and cash flows disclose activity since the date of the Company’s inception. As such, these disclosures are omitted from these reports.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States.  In the opinion of management, these financials include all necessary adjustments to make them not misleading.

Cash and Cash Equivalents:

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

URANIUM HUNTER CORPORATION.

Notes to Consolidated Financial Statements

September 30, 2009

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies summarized below.

1.

Net Loss Per Share:

Net loss per share is based on the weighted average number of common shares and common shares equivalents outstanding during the period.

2.

Other Comprehensive Income:

The Company has no material components of other comprehensive income (loss), and accordingly, net income(loss) is equal to comprehensive loss in all periods.

Fair Value of Financial Instruments:

The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable ~~,~~ and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

URANIUM HUNTER CORPORATION.

Notes to Consolidated Financial Statements

September 30, 2009

Foreign Exchange Translation:

The accounts of the Company are accounted for in accordance with the Statement of Financial Accounting Statements No. 52 (“SFAS 52”), “Foreign Currency Translation”.  The financial statements of the Company are translated into US dollars as follows:  assets and liabilities at year-end exchange rates; income, expenses and cash flows at average exchange rates; and shareholders’ equity at historical exchange rate.

Monetary assets and liabilities, and the related revenue, expense, gain and loss accounts, of the Company are re-measured at year-end exchange rates.  Non-monetary assets and liabilities, and the related revenue, expense, gain and loss accounts are re-measured at historical rates.  Adjustments which result from the re-measurement of the assets and liabilities of the Company are included in net income.

Stock-Based Compensation

ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non- Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or

(b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

There were share-based expenses for the year ended September 30, 2009 of $156,533.

URANIUM HUNTER CORPORATION.

Notes to Consolidated Financial Statements

September 30, 2009

Note 2 – Federal Income Taxes:

The Company has made no provision for income taxes because there have been no operations to date causing income for financial statements or tax purposes.

The Financial Accounting Standards Board (FASB) has issued Statement of Financial Accounting Standards Number 109 (“SFAS 109”).  “Accounting for Income Taxes”, which requires a change from the deferred method to the asset and liability method of accounting for income taxes.  Under the asset and liability method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.

Deferred tax assets

Net operating loss carry-forwards

$    959,033

Valuation allowance

     (959,033)

Net deferred tax assets

$                0

At September 30, 2009, the Company had net operating loss carry forwards of approximately $959,033 for federal income tax purposes.  These carry forwards if not utilized to offset taxable income will begin to expire in 2024.

Note 3 – Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned limited revenue from operations in the current year ended September 30, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Management is seeking new capital to revitalize the Company.

Note 4 – Capital Stock Transactions:

During the year ended September 30, 2009, the Company issued 7,420,836 of common stock for services rendered totaling $156,533.

 URANIUM HUNTER CORPORATION.

Notes to Consolidated Financial Statements

September 30, 2009

Note 5 – Financial Accounting Developments:

Recently Issued Accounting Pronouncements

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s financial statements upon adoption.

Note 6 – Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

Note 7 – Commitments and Contingencies

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

URANIUM HUNTER CORPORATION.

Notes to Consolidated Financial Statements

September 30, 2009

Note 7 – Commitments and Contingencies

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

In addition, once the Company has earned its 75% interest in the NPK Property, for a one year period from date of earn in, NPK shall be entitled to convert its 25% ownership of the NPK Property into common stock of the Company at the fair market value for NPK's 25% ownership of the NPK Property. The fair market value of the NPK Property shall be determined by the parties and if they cannot agree, shall be determined by three experts. Should NPK convert its 25% ownership into shares of common stock of the Company, then the Company shall own 100% of the NPK Property. The value of the shares shall be determined as the average share price of the shares over the 30 business days of trading prior to the election period, provided, however, that the shares shall not be valued at less than $1.00 per share.  This project has been abandoned.

URANIUM HUNTER CORPORATION.

Notes to Consolidated Financial Statements

September 30, 2009

Note 7 – Commitments and Contingencies

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

Upon the termination of the NPK Agreement, the Company shall forfeit any and all interest in the NPK Property and shall cease to be liable to NPK.  This agreement was terminated.

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

EXHIBIT 31.1

CERTIFICATION

I, Reno Calabrigo, certify that:

1.           I have reviewed this annual report on Form 10-KSB of Uranium Hunter Corporation;

2.           Based on my knowledge, this report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The small business issuer’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and  procedures  (as  defined  in  Exchange  Act  Rules  13a-15(e)  and  15d-15(e))  and  internal  control  over  financial  reporting  (as  defined  in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a)          Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)          Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c)          Evaluated  the effectiveness  of the small business  issuer’s disclosure  controls  and procedures  and presented  in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d)          Disclosed  in  this  report  any  change  in  the  small  business  issuer’s  internal  control  over  financial  reporting  that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report)  that  has  materially  affected,  or  is  reasonable  likely  to  materially  affect,  the  small  business  issuer’s  internal  control  over  financial reporting; and

5.           The small business issuer’s other certifying officer(s) and I have disclosed,  based on our most recent evaluation  of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a)          All significant  deficiencies  and  material  weaknesses  in the design  or operation  of internal  control  over  financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b)          Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Dated:        July 2016                                                                                   By:      /s/ Reno Calabrigo

Reno Calabrigo,

President and Chief Executive Officer

(Principal Executive Officer)

CERTIFICATION  PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY  ACT OF 2002

In  connection  with  the  Annual  Report  of  Uranium  Hunter  Corporation  (the  “Company”)  on  Form  10-KSB  for  the  year  ended September  30, 2009, as filed with the Securities  and Exchange  Commission  (the “Report”),  the undersigned  certifies,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

(1)          The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)          The  information  contained  in  the  Report  fairly  presents,  in  all  material  respects,  the  financial  condition  and  results  of operations of the Company.

Dated:      July 2016                                                                                                     By:      /s/ Reno Calabrigo

Reno Calabrigo,

President and Chief Executive Officer

(Principal Executive Officer)