Form 10-Q
period 2009-12-31
Uranium Hunter CORP
filed 2016-07-28
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

Yes X     No

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 16,951,100 outstanding as of December 31, 2009.

URANIUM HUNTER CORPORATION TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                                      Page

Item 1.  Financial Statements                                                                                                                                                                    1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                   12

Item 4T. Controls and Procedures                                                                                                                                                             13

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                                                                                      13

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                    13

Item 3.  Default upon Senior Securities                                                                                                                                                   13

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                13

Item 5.  Other Information.                                                                                                                                                                      13

Item 6.  Exhibits.

SIGNATURES                                                                                                                                                                                                    14

i

PART1-FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM HUNTER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS December 31, 2009

(Amounts expressed in US Dollars) (Unaudited)

CONTENTS

Interim Consolidated Balance Sheets as of December 31, 2009 and September 30, 2009 (unaudited)	2
Interim Consolidated Statements of Operations for the three months ended December 31, 2009 and 2008(unaudited).	3

Interim Consolidated Statements of Changes in Stockholders' Deficiency for the three months ended December 31, 2009 and year ended

September 30, 2009(unaudited)                                                                                                                                                                       4

Interim Consolidated Statements of Cash Flows for the three months ended December 31, 2009 and 2008(unaudited)                                       5

Condensed Notes to unaudited Interim Consolidated Financial Statements                                                                                                      6

1

URANIUM HUNTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)

	DECEMBER 31,	SEPTEMBER 30,
	2009	2009

ASSETS

CURRENT
Cash and cash equivalents	$ -	$ -

Total Current Assets	-	-

PLANT AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ -	$ -

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY

6,000,000,000 common shares, authorized, par value $0.001
- issued and fully paid, 16,951,100 (September 30, 2009 - 7,450,000)	16,951	7,450

Additional paid-in capital	1,037,293	1,036,743

ACCUMULATED DEFICIT	(1,054,244)	(1,044,193)

Total Stockholders' Equity	-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
	THREE MONTHS ENDED
	DECEMBER 31,
	2009	2008

REVENUE

OPERATING EXPENSES
General and administrative	10,051	83,492
Project expenses	-	-
Amortization	-	304

Total Operating Expenses	10,051	83,796

LOSS FROM OPERATIONS	(10,051)	(83,796)

OTHER ITEMS
Loss on disposal of plant and equipment	-	-
Gain on reduction in debt	-	-

	-	-

NET LOSS	$ (10,051)	$ (83,796)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	12,547,743	64,320,000

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD ENDED DECEMBER 31, 2009
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balances - September 30, 2009	7,450,000	$ 7,450	$ 1,036,743	$ (1,044,193)	$ -
(Audited)

Stock issued for services	10,051,100	10,051	-	-	10,051

Stock returned to treasury	(550,000)	(550)	550	-

Net loss	-	-	-	(10,051)	(10,051)

Balances - December 31, 2009	16,951,100	$ 16,951	$ 1,037,293	$ (1,054,244)	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
	THREE MONTHS ENDED
	DECEMBER 31,
	2009	2008

Cash Flows from Operating Activities
Net loss	$ (10,051)	$ (83,492)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	304
Loss on disposal of assets	-	-
Stock issued for services	10,051	38,131
Net adjustment for discontinued operations	-	-
Changes in assets and liabilities
Prepaid expenses		-
Accounts payable and accrued liabilities	-	20,955

Net cashed provided by(used in) operating activities	-	(24,102)

Cash Flows from Investing Activities
Acquisition of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Stock subscriptions received	-	25,000
Loan repayment from related parties	-	-

Cash flows from financing activities	-	25,000

Net Change in Cash	-	898

Cash and equivalents - Beginning of Period	-	1,516

Cash and equivalents - End of Period	$ -	$ 2,414

The accompanying notes are an integral part of these financial statements

URANIUM HUNTER CORPORATION.

Notes to Condensed Consolidated Interim Financial Statements

December 31, 2009

(Unaudited)

(Amounts expressed in US Dollars)

1.        Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended September 30, 2010. Interim financial statements should be read in conjunction with the company’s annual audited financial statements for the year ended September 30, 2009.

The consolidated financial statements include the accounts of Uranium Hunter Corporation (the “Company”) and its wholly owned subsidiary Uranium Hunter Corporation (Ontario) (Formerly Brownsville Exploration Inc.) in Canada (“BEI”). All material inter- company accounts and transactions have been eliminated.

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. In the opinion of management, these interim financial statements include all of the adjustments necessary to make them not misleading. The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

Use of Estimates:

These financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of assets and liabilities, and correspondingly revenues and expenses, depends on future events, the preparation of financial statements for any period necessarily involves the use of estimates and assumption an example being assumptions in valuation of stock options. Actual amounts may differ from these estimates. These financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the accounting policies.

Net Loss Per Share:

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2009 and September 30, 2009, there were no common stock equivalents or options outstanding.

Recently Implemented Standards:

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $10,051 for the three month period ended December 31, 2009 which includes non-cash stock based compensation expense for $10,051. At December 31, 2009, the Company had an accumulated deficit of $1,054,244. The Company has funded operations through the issuance of capital stock.  Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.        Capital Stock

Authorized:           6,000,000,000 common shares $0.001 par value

Issued:                    16,951,100 common shares $0.001 par value

During the three months ended December 31, 2009, the Company issued 10,051,100 as compensation for consulting services rendered by various individuals.  Furthermore the Company received and returned to treasury 550,000 shares of common stock.

5.            Subsequent Events:

Management has evaluated subsequent events through the date of the financial statements were issued.  Based on our evaluation no events have occurred requiring adjustment or disclosure.

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

On June 26, 2007, we were granted the sole and exclusive right and option to acquire up to a 75% undivided right, title and interest in and to the Nkoko and Kagadi Uranium Properties which contain approximately 820 square kilometers located in Kiballe District, Uganda (the “NPK Property”).  This project has been abandoned.

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

1 . Deposit due on signing of LOI and paid                                                                                                                    $               10,000

Due and payable to the Optionor by May 31, 2009 and paid	$ 35,000
Work program commitment expenditures to be incurred on exploration:
Within three months-Before August 21, 2009*	$ 60,000
Within nine months-Before January 21, 2010	$ 90,000

Total within one year- Before April 21, 2010                                                                                                         $             150,000

*The Company obtained an extension from July 21, 2009 to August 21, 2009

2.   The Company will issue two (2) million restricted common shares of the Company’s common stock to the Optionor by May 15,

2009. This was revised to issuance of 500,000 restricted common shares which were issued in June 2009.

3. On subsequent anniversary dates, the Company will pay $15,000 to the Optionor:
April 21, 2010	$ 15,000
April 21, 2011	$ 15,000
April 21, 2012	$ 15,000

Any expenditure incurred in excess for such period shall be credited towards the expenditures required for the succeeding period or periods. The initial option may be terminated by the Company at their sole discretion any time after the exploration payments for the initial minimum of nine months of assessment work and taxes are paid. If the Company elects to terminate the Initial Option, the Company will not have acquired any interest in the Property. During the initial option period, the Optionor will be the operator manager of the exploration programs and will be entitled to a 15% administration fee on exploration expenditures. All costs related to keeping the property in good standing including property taxes and costs to maintain the concessions in good standing will be considered allowed exploration expenditures.  This project has also been abandoned.

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

Total operating expenses were $10,051 and $83,796 for the three months ended December 31, 2009 and December 31, 2008 respectively. General and administrative expenses were 10,051 and $83,492 for the three months ended December 31, 2009 and December 31, 2008 respectively.

Liquidity and Capital Resources

 On December 31, 2009, we had $nil in cash and cash equivalents, $nil of total assets and total liabilities of $nil.  The loss was incurred resulting from the issuance of shares for services rendered.

As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred a net loss of $10,051 for the three-month period ended December 31, 2009. At December 31, 2009, we had an accumulated deficit of $1,054,244. We have funded operations through the issuance of capital stock.

Off-Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk .

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4T. Controls and Procedures .

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and  reported, within the  time  periods specified in  the  Commission’s rule  and  forms; and  (ii)  accumulated and  communicated to  our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2009 we issued 10,051,100 shares of common stock.. The subscriptions were received in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

Item 3.Defaults Upon Senior Securities.

None.

Item 4.Submission of Matters to a Vote of Security-Holders.

None.

Item 5.Other Information.

None.

Item 6.Exhibits.

31.1    Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Rules 13a-14 and 15d-14 of the

Exchange Act)

32.1    Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350)

19

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

URANIUM HUNTER CORPORATION

(Registrant)

Dated:  July 2016                                                                                    By:     /s/ Reno J. Calabrigo

 Reno J. Calabrigo,

President and Chief Executive Officer

(Principal Executive Officer)

CERTIFICATION OF CHIEF EXECUTIVE OFFICER PURSUANT TO RULES 13a-14(a)/15d-14(a)

UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Reno J. Calabrigo, certify that:

1.         I have reviewed this Quarterly Report on Form 10-Q of Uranium Hunter Corporation (the "registrant");

2.          Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.          Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.          The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-

15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

5.          The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: July 2016

/s/ Reno J. Calabrigo

 Reno J. Calabrigo

Chief Executive Officer

Uranium Hunter Corporation

CERTIFICATION

PURSUANT TO 18 U.S.C SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906

OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned officers of Uranium Hunter Corporation (the "Company"), does hereby certify, to such officer's knowledge, that:

The Quarterly Report on Form 10-Q for the quarter ended December 31, 2009 (the "Form 10-Q") of the Company fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 2016

/s/ Reno J. Calabrigo

Reno J. Calabrigo

Chief Executive Officer

Uranium Hunter Corporation

A signed original of this written statement required by Section 906 has been provided to Uranium Hunter Corporation and will be retained by

Uranium Hunter Corporation and furnished to the Securities and Exchange Commission or its staff upon request.