Form 10-Q
period 2010-03-31
Uranium Hunter CORP
filed 2016-07-28
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Yes   X     No

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 18,951,100 outstanding as of March 31, 2010.

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

i

PART1-FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM HUNTER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS March 31, 2010

(Amounts expressed in US Dollars) (Unaudited

CONTENTS

Consolidated Balance Sheets as of March 31, 2010 and September 30, 2009 (unaudited)	2
Consolidated Statements of Operations for the six months ended March 31, 2010 and 2009 (unaudited) ,	3

Consolidated Statements of Changes in Stockholders' Deficiency for the period from September 30 2008 to March 31, 2010(unaudited)        4

Consolidated Statements of Cash Flows for the six months ended March 31, 2010  and 2009(unaudited)                                                            5

Condensed Notes to unaudited Interim Consolidated Financial Statements                                                                                                         6

1

URANIUM HUNTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)

	MARCH 31,	SEPTEMBER 30,
	2010	2009

ASSETS

CURRENT
Cash and cash equivalents	$ -	$ -

Total Current Assets	-	-

PLANT AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ -	$ -

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY

6,000,000,000 common shares, authorized, par value $0.001
- issued and fully paid, 18,951,100 (September 30, 2009 - 7,450,000)	18,951	7,450

Additional paid-in capital	1,040,293	1,036,743

ACCUMULATED DEFICIT	(1,059,244)	(1,044,193)

Total Stockholders' Equity	-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2010	2009	2010	2009

REVENUE

OPERATING EXPENSES
General and administrative	5,000	50,858	15,051	134,046
Project expenses	-	-	-	-
Amortization	-	304	-	608

Total Operating Expenses	5,000	51,162	15,051	134,654

LOSS FROM OPERATIONS	(5,000)	(51,162)	(15,051)	(134,654)

OTHER ITEMS
Loss on disposal of plant and equipment	-	-	-	-
Gain on reduction in debt	-	-	-	-

	-	-	-	-

NET LOSS	$ (5,000)	$ (51,162)	$ (15,051)	$ (134,654)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	14,000,136	64,480,600	14,000,136	64,644,769

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.01)

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM SEPTEMBER 30, 2008 TO MARCH 31, 2010
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balances - September 30, 2008	64,320,000	$ 64,320	$ 823,340	$ (984,567)	$ (96,907)

Stock issued for services	5,970,836	5,970	149,113	-	155,083

Stock issued for services	1,450,000	1,450	-	-	1,450

Stock returned to treasury	(64,290,836)	(64,290)	64,290	-	-

Net loss	-	-	-	(59,626)	(59,626)

Balances - September 30, 2009	7,450,000	7,450	1,036,743	(1,044,193)	-

Stock issued for services	15,051,100	15,051	-	-	15,051

Stock returned to treasury	(3,550,000)	(3,550)	3,550	-

Net loss	-	-	-	(15,051)	(15,051)

Balances - March 31, 2010	18,951,100	$ 18,951	$ 1,040,293	$ (1,059,244)	$ -

The accompanying notes are an integral part of these financial statements

URANIUM HUNTER CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
	Six Months Ended
	2010	2009
Cash Flows from Operating Activities
Net loss	$ (15,051)	$ (134,654)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	608
Loss on disposal of assets	-	-
Stock issued for services	15,051	68,636
Net adjustment for discontinued operations	-	-
Changes in assets and liabilities
Prepaid expenses		-
Accounts payable and accrued liabilities	-	38,980

Net cashed provided by(used in) operating activities	-	(26,430)

Cash Flows from Investing Activities
Acquisition of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Stock subscriptions received	-	25,000
Loan repayment from related parties	-	-

Cash flows from financing activities	-	25,000

Net Change in Cash	-	(1,430)

Cash and equivalents - Beginning of Period	-	1,516

Cash and equivalents - End of Period	$ -	$ 86

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION.

Notes to Condensed Consolidated Interim Financial Statements

March 31, 2010

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

Net Loss Per Share:

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of March 31, 2010 and September 30, 2009 there were no common stock equivalents or options outstanding.

Commitments and Contingencies:

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2010 and September 30, 2009.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $15,051 for the six month period ended March 31, 2010 which includes non-cash stock based compensation expense for $10,051. At December 31, 2009, the Company had an accumulated deficit of $1,059,244. The Company has funded operations through the issuance of capital stock.  Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

3.        Capital Stock

Authorized:           6,000,000,000 common shares $0.001 par value

Issued:                    18,951,100 common shares $0.001 par value

During the three months ended December 31, 2009, the Company issued 10,051,100 as compensation for consulting services rendered by various individuals.  Furthermore, the Company received and returned to treasury 550,000 shares of common stock.

During the three months ended March 31, 2010, the Company issued 5,000,000 shares of common stock for services rendered totaling $5,000.  Furthermore, the Company received and returned to treasury 3,000,000 shares of common stock

4.           Subsequent Events

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

Total operating expenses were $15,051 and $134,654 for the six months ended March 31, 2010 and March 31, 2009 respectively. Cumulatively since inception of exploration, we had total operating expenses of $1,169,503. General and administrative expenses were 15,051 and $134,046 for the six months ended March 31, 2010 and March 31, 2009 respectively.

Liquidity and Capital Resources

 On March 31, 2010, we had $nil in cash and cash equivalents, $nil of total assets and total liabilities of $nil.  The loss was incurred resulting from the issuance of shares for services rendered.

As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred a net loss of $15,051 for the six-month period ended March 31, 2010. At March 31, 2010, we had an accumulated deficit of $1,059,244. We have funded operations through the issuance of capital stock.

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

Item 4T. Controls and Procedures .

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2009, these disclosure controls and procedures were not effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and  reported, within the  time  periods specified in  the  Commission’s rule  and  forms; and  (ii)  accumulated and  communicated to  our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

During the three months ended March 31, 2010, we issued 5,000,000 shares of common stock that have not been registered. The subscriptions were received in reliance upon the exemption provided by Regulation S promulgated under the Securities Act of 1933, as amended.

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

20

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

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the "Form 10-Q") of the Company fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 2016

/s/ Reno J. Calabrigo

Reno J. Calabrigo

Chief Executive Officer

Uranium Hunter Corporation

A signed original of this written statement required by Section 906 has been provided to Uranium Hunter Corporation and will be retained by

Uranium Hunter Corporation and furnished to the Securities and Exchange Commission or its staff upon request.