Form 10-Q
period 2010-12-31
Uranium Hunter CORP
filed 2016-07-28
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

Yes    X     No

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share:  22,591,100 outstanding as of December 31, 2010.

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

         13

SIGNATURES                                                                                                                                                                                                    14

i

PART1-FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM HUNTER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS December 31, 2010

(Amounts expressed in US Dollars) (Unaudited)

CONTENTS

Consolidated Balance Sheets as of December 31, 2010 and September 30, 2010 (unaudited)	2
Consolidated Statements of Operations for the three months ended December 31, 2010 and 2009 (unaudited)	3

Consolidated Statements of Changes in Stockholders' Deficiency for the three months ended December 31, 2010  (unaudited)                          4

Consolidated Statements of Cash Flows for the three months ended December 31, 2010 and 2009 (unaudited)

              5         Condensed Notes to unaudited Interim Consolidated Financial Statements                                                                                                          6

1

URANIUM HUNTER CORPORATION

CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
(unaudited)
	DECEMBER 31,	SEPTEMBER 30,
	2010	2010
ASSETS

CURRENT
Cash and cash equivalents	$ -	$ -

Total Current Assets	-	-

PLANT AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ -	$ -

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY

6,000,000,000 common shares, authorized, par value $0.001
- issued and fully paid, 22,591,100 (September 30, 2010 - 22,591,100)	22,591	22,591

Additional paid-in capital	1,040,293	1,040,293

ACCUMULATED DEFICIT	(1,062,884)	(1,062,884)

Total Stockholders' Equity	-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION

CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
	THREE MONTHS ENDED
	DECEMBER 31,
	2010	2009

REVENUE

OPERATING EXPENSES
General and administrative	-	10,051
Project expenses	-	-
Amortization	-	-

Total Operating Expenses	-	10,051

LOSS FROM OPERATIONS	-	(10,051)

OTHER ITEMS
Loss on disposal of plant and equipment	-	-
Gain on reduction in debt	-	-

	-	-

NET LOSS	$ -	$ (10,051)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	22,591,100	11,047,743

NET LOSS PER SHARE - BASIC AND DILUTED	$ -	$ (0.00)

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FOR THREE MONTHS ENDED DECEMBER 31, 2010
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balances - September 30, 2010	22,591,100	22,591	1,040,293	(1,062,884)	-

Net loss	-	-	-	-	-

Balances - December 31, 2010	22,591,100	$ 22,591	$ 1,040,293	$ (1,062,884)	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION

INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
THREE MONTHS ENDED
DECEMBER 31,
	2010	2009

Cash Flows from Operating Activities
Net loss	$ -	$ (10,051)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	-
Loss on disposal of assets	-	-
Stock issued for services	-	10,051
Net adjustment for discontinued operations	-	-
Changes in assets and liabilities
Prepaid expenses
Accounts payable and accrued liabilities	-	-

Net cashed provided by(used in) operating activities	-	-

Cash Flows from Investing Activities
Acquisition of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Stock subscriptions received	-	-
Loan repayment from related parties	-	-

Cash flows from financing activities	-	-

Net Change in Cash	-	-

Cash and equivalents - Beginning of Period	-	-

Cash and equivalents - End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION.

Notes to Condensed Consolidated Interim Financial Statements

December 31, 2010

(Unaudited)

(Amounts expressed in US Dollars)

1.        Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended September 30, 2011. Interim financial statements should be read in conjunction with the company’s annual audited financial statements for the year ended September 30, 2010.

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

Net Loss Per Share:

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2010 and September 30, 2010, there were no common stock equivalents or options outstanding.

Commitments and Contingencies:

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2010 and September 30, 2010.

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

Fair Value of Financial Instruments:

The carrying amounts reported in the balance sheets for cash, prepaid expenses, accounts payable and accrued expenses, note payable, and due to shareholder, approximate their fair market value based on the short-term maturity of these instruments. The Company did not identify any other assets or liabilities that are required to be presented in the balance sheets at fair value in accordance with ASC 820.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred no income or loss for the three month period ended December 31, 2010. At December 31, 2010, the Company had an accumulated deficit of $1,062,884. The Company has funded operations through the issuance of capital stock.   Management's plan is to continue raising additional funds through future equity or debt financing until it acquires a business or asset that will generate revenue.

3.        Subsequent Events

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

We may terminate the NPK Agreement at any time by giving written notice to NPK of the termination of the NPK Agreement. If we fail to make any payment (optional, discretionary or otherwise) or fail to do anything on or before the last day provided for such payment or performance under the NPK Agreement, NPK may terminate the NPK Agreement but only if: (i) NPK has first given us written notice of the default containing particulars of the payment which we have not made or the act which we have not performed; and (ii) we have not, within 30 days following delivery of such notice, cured such default by appropriate payment or performance. Should we fail to comply with the foregoing, NPK may thereafter terminate the NPK Agreement by notice to the Company. Upon the termination of the NPK Agreement, we shall forfeit any and all interest in the NPK Property and shall cease to be liable to NPK.  This agreement was terminated in 2009.

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

Total operating expenses were $nil and $10,051 for the three months ended December 31, 2010 and December 31, 2009 respectively. Cumulatively since inception of exploration, we had total operating expenses of $1,169,503. General and administrative expenses were $nil and $10,051 for the three months ended December 31, 2010 and December 31, 2009 respectively.

Liquidity and Capital Resources

 On December 31, 2010, we had $nil in cash and cash equivalents, $nil of total assets and total liabilities of $nil.

As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred a net loss of $nil for the three-month period ended December 31, 2010. At December 31, 2010, we had an accumulated deficit of $1,062,884. We have funded operations through the issuance of capital stock.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2010, these disclosure controls and procedures were NOT effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and  reported, within the  time  periods specified in  the  Commission’s rule  and  forms; and  (ii)  accumulated and  communicated to  our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

None

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

The Quarterly Report on Form 10-Q for the quarter ended December 31, 2010 (the "Form 10-Q") of the Company fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July2016

/s/ Reno J. Calabrigo

 Reno J. Calabrigo

Chief Executive Officer

Uranium Hunter Corporation

A signed original of this written statement required by Section 906 has been provided to Uranium Hunter Corporation and will be retained by

Uranium Hunter Corporation and furnished to the Securities and Exchange Commission or its staff upon request.