Form 10-Q
period 2011-03-31
Uranium Hunter CORP
filed 2016-07-28
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Yes    X     No

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share:  22,951,100 outstanding as of March 31, 2011.

URANIUM HUNTER CORPORATION TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                                      Page

Item 1.  Financial Statements                                                                                                                                                                    1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                    10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                   11

Item 4T. Controls and Procedures                                                                                                                                                             11

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                                                                                      11

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                    11

Item 3.  Default upon Senior Securities                                                                                                                                                   11

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                11

Item 5.  Other Information.                                                                                                                                                                      11

Item 6.  Exhibits.

SIGNATURES                                                                                                                                                                                                    12

i

PART1-FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM HUNTER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS March 31, 2011

(Amounts expressed in US Dollars) (Unaudited)

CONTENTS

Consolidated Balance Sheets as of March 31, 2011 and September 30, 2010 (unaudited)	2
Consolidated Interim Statements of Operations for the six months ended March 31, 2011 and 2010 (unaudited)	3

Consolidated Statements of Changes in Stockholders' Deficiency for the period ended March 31, 2011 (unaudited)                                4

Consolidated Interim Statements of Cash Flows for the six months ended March 31, 2011and 2010 (unaudited)                                                 5

Condensed Notes to unaudited Interim Consolidated Financial Statements                                                                                                        6

1

URANIUM HUNTER CORPORATION
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)
	MARCH 31,	SEPTEMBER 30,
	2011	2010
ASSETS

CURRENT
Cash and cash equivalents	$ -	$ -

Total Current Assets	-	-

PLANT AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ -	$ -

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY

6,000,000,000 common shares, authorized, par value $0.001
- issued and fully paid, 22,591,100 (September 30, 2010 - 22,591,100)	22,591	22,591

Additional paid-in capital	1,040,293	1,040,293

ACCUMULATED DEFICIT	(1,062,884)	(1,062,884)

Total Stockholders' Equity	-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
	THREE MONTHS ENDED		SIX MONTHS ENDED
	MARCH 31,		MARCH 31,
	2011	2010	2011	2010

REVENUE

OPERATING EXPENSES
General and administrative	-	5,000	-	15,051
Project expenses	-	-	-	-
Amortization	-	-	-	-

Total Operating Expenses	-	5,000	-	15,051

LOSS FROM OPERATIONS	-	(5,000)	-	(15,051)

OTHER ITEMS
Loss on disposal of plant and equipment	-	-	-	-
Gain on reduction in debt	-	-	-	-

	-	-	-	-

NET LOSS	$ -	$ (5,000)	$ -	$ (15,051)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	22,591,100	14,000,136	22,591,100	14,000,136

NET LOSS PER SHARE - BASIC AND DILUTED	$ -	$ (0.00)	$ -	$ (0.00)

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD ENDED MARCH 31, 2011
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	DEFICIT	TOTALS
Balances - September 30, 2010	22,591,100	22,591	1,040,293	(1,062,884)	-

Net loss	-	-	-	-	-

Balances - March 31, 2011	22,591,100	$ 22,591	$ 1,040,293	$ (1,062,884)	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
SIX MONTHS ENDED
MARCH 31,
	2011	2010

Cash Flows from Operating Activities
Net loss	$ -	$ (15,051)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	-
Loss on disposal of assets	-	-
Stock issued for services	-	15,051
Net adjustment for discontinued operations	-	-
Changes in assets and liabilities
Prepaid expenses
Accounts payable and accrued liabilities	-	-

Net cashed provided by(used in) operating activities	-	-

Cash Flows from Investing Activities
Acquisition of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Stock subscriptions received	-	-
Loan repayment from related parties	-	-

Cash flows from financing activities	-	-

Net Change in Cash	-	-

Cash and equivalents - Beginning of Period	-	-

Cash and equivalents - End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION.

Notes to Condensed Consolidated Interim Financial Statements

March 31, 2011

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

Net Loss Per Share:

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of March 31, 2011 and September 30, 2010 there were no common stock equivalents or options outstanding.

Commitments and Contingencies:

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of March 31, 2011 and September 30, 2010.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has no income or expenses for the six month period ended March 31, 2011.  As at March 31, 2011, the Company had an accumulated deficit of $1,062,884. The Company has funded operations through the issuance of capital stock in the past.

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

The Company is in the process of searching for a business opportunity in mining or any other viable industry.

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

Total operating expenses were $nil and $15,051 for the six months ended March 31, 2011 and March 31, 2010 respectively. Cumulatively since inception of exploration, we had total operating expenses of $1,170,503. General and administrative expenses were $nil and $15,051 for the six months ended March 31, 2011 and March 31, 2010 respectively.

Liquidity and Capital Resources

 On March 31, 2011, we had $nil in cash and cash equivalents, $nil of total assets and total liabilities of $nil.

As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred no loss for the six-month period ended March 31, 2011. At March 31, 2011, we had an accumulated deficit of $1,062,884. We have funded operations through the issuance of capital stock.

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

Item 4T. Controls and Procedures .

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of March 31, 2011, these disclosure controls and procedures were NOT effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and  reported, within the  time  periods specified in  the  Commission’s rule  and  forms; and  (ii)  accumulated and  communicated to  our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the "Form 10-Q") of the Company fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 2016

/s/ Reno J. Calabrigo

Reno J. Calabrigo

Chief Executive Officer

Uranium Hunter Corporation

A signed original of this written statement required by Section 906 has been provided to Uranium Hunter Corporation and will be retained by

Uranium Hunter Corporation and furnished to the Securities and Exchange Commission or its staff upon request.