Form 10-Q
period 2011-06-30
Uranium Hunter CORP
filed 2016-07-28
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Yes X     No

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 22,591,100 outstanding as of June 30, 2011.

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

i

PART1-FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM HUNTER CORPORATION

INTERIM CONSOLIDATED FINANCIAL STATEMENTS June 30, 2011

(Amounts expressed in US Dollars) (Unaudited)

CONTENTS

Consolidated Balance Sheets as of June 30, 2011 and September 30, 2010 (unaudited)	2
Consolidated Statements of Operations for the nine months ended June 30, 2011 and 2010 . (unaudited)	3

Consolidated Statements of Changes in Stockholders' Deficiency period ended June 30, 2011   (unaudited)                                                     4

Consolidated Statements of Cash Flows for the nine months ended June 30, 2011 and 2010      (unaudited)                                                      5

Condensed Notes to unaudited Interim Consolidated Financial Statements                                                                                                        6

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

URANIUM HUNTER CORPORATION
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
	THREE MONTHS ENDED		NINE MONTHS ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010

REVENUE

OPERATING EXPENSES
General and administrative	-	2,000	-	17,051
Project expenses	-	-	-	-
Amortization	-	-	-	-

Total Operating Expenses	-	2,000	-	17,051

LOSS FROM OPERATIONS	-	(2,000)	-	(17,051)

OTHER ITEMS
Loss on disposal of plant and equipment	-	-	-	-
Gain on reduction in debt	-	-	-	-

	-	-	-	-

NET LOSS	$ -	$ (2,000)	$ -	$ (17,051)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	22,591,100	18,219,932	22,591,100	18,219,932

NET LOSS PER SHARE - BASIC AND DILUTED	$ -	$ (0.00)	$ -	$ (0.00)

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD ENDED JUNE 30, 2011
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balances - September 30, 2010	22,591,100	22,591	1,040,293	(1,062,884)	-

Net loss	-	-	-	-	-

Balances - June 30, 2011	22,591,100	$ 22,591	$ 1,040,293	$ (1,062,884)	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
NINE MONTHS ENDED
JUNE 30,
	2011	2010

Cash Flows from Operating Activities
Net loss	$ -	$ (17,051)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	-
Loss on disposal of assets	-	-
Stock issued for services	-	17,051
Issuance of shares for mineral claims	-	-
Net adjustment for discontinued operations	-	-
Changes in assets and liabilities
Prepaid expenses	-	-
Accounts payable and accrued liabilities	-	-

Net cashed provided by(used in) operating activities	-	-

Cash Flows from Investing Activities
Acquisition of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Stock subscriptions received	-	-
Loan repayment from related parties	-	-

Cash flows from financing activities	-	-

Net Change in Cash	-	-

Cash and equivalents - Beginning of Period	-	-

Cash and equivalents - End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION.

Notes to Condensed Consolidated Interim Financial Statements

June 30, 2011

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

Net Loss Per Share:

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of June 30, 2011 and September 30, 2010, there were no common stock equivalents or options outstanding.

 Commitments and Contingencies:

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of June 30, 2011 and September 30, 2010.

For the period ended September 30, 2010 there was $17,051 in share-based expenses.

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has not incurred any revenue or expenses for the nine months ended June 30, 2011. At June 30, 2011, the Company had an accumulated deficit of $1,062,884. The Company has funded operations in the past through the issuance of capital stock. Management's plan is to continue raising additional funds through future equity or debt financing until it achieves profitable operations from its mineral extraction activities.

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

The Company is in the process of finding a viable property and/or business to acquire.

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

Total operating expenses were $nil and $17,051 for the nine months ended June 30, 2011 and June 30, 2010 respectively. General and administrative expenses were $nil and $17,051 for the nine months ended June 30, 2011 and June 30, 2010 respectively.

Liquidity and Capital Resources

 On June 30, 2011, we had $nil in cash and cash equivalents, $nil of total assets and total liabilities of $nil.

As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred no income or expenses for the nine-month period ended June 30, 2011. At June 30, 2010, we had an accumulated deficit of $1,062,884. We have funded operations through the issuance of capital stock.

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

Item 4T. Controls and Procedures .

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of June 30, 2011, these disclosure controls and procedures were NOT effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and  reported, within the  time  periods specified in  the  Commission’s rule  and  forms; and  (ii)  accumulated and  communicated to  our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no significant changes in our internal controls over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1 .Legal Proceedings.

There are no material pending legal proceedings to which we are a party or to which any of our property is subject.

Item 2 .Unregistered Sales of Equity Securities and Use of Proceeds.

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

The Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the "Form 10-Q") of the Company fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 2016

/s/ Reno J. Calabrigo

Reno J. Calabrigo

Chief Executive Officer

Uranium Hunter Corporation

A signed original of this written statement required by Section 906 has been provided to Uranium Hunter Corporation and will be retained by

Uranium Hunter Corporation and furnished to the Securities and Exchange Commission or its staff upon request.