Form 10-K
period 2011-09-30
Uranium Hunter CORP
filed 2016-07-28
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended SEPTEMBER 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      x      No

State Issuer’s revenues for its most recent fiscal year: $-0-.

As of September 30, 2011, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Issuer (22,591,100 shares) was approximately $16,000 (based upon the average bid and asked prices of the common stock on September 30, 2011). The number of shares outstanding of the common stock ($0.001 par value) of the Issuer as of the close of business on September 30, 2011 was

22,591,100.

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

2

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

NEED  FOR ADDITIONAL  FINANCING.   We are in the exploration mining stage and have not yet realized  revenues  from  our planned operations.  We have incurred a net loss of $nil for the year ended September 30, 2011.  At September 30, 2010, we had an accumulated deficit of $1,062,884.   We have funded operations  through the issuance of capital stock.  We plan is to continue raising additional funds through future equity or debt financing until we achieve profitable operations from our mineral extraction activities.  No assurance can be given, however, that we will be able to obtain additional financing or that our mining activities will be successful.

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

7

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

Period Year ended September 30, 2011:	High	Bid Prices	Low
Oct. 1, 2010 to Dec. 31, 2010	$0.0059		$0.0022
Jan. 1, 2011 to March 31, 20119	$0.0057		$0.0031
April 1, 2011 to June 30, 2011	$0.005		$0.0022
July 1, 2011 to Sept. 30, 2011	$0.005		$0.0007
Year ended September 30, 2010:	High		Low
Oct. 1, 2009 to Dec. 31, 2009	$0.0339		$0.01
Jan. 1, 2010 to March 31, 2010	$0.019		$0.005
April 1, 2010 to June 30, 2010	$0.01		$0.005
July 1, 2010 to Sept. 30, 2010 Holders	$0.007		$0.0024

As of September 30, 2011, there were approximately 18 stockholders of record of the Company’s Common Stock.   This does not reflect persons or entities that hold their stock in nominee or “street name”.

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

Recent Sales of Unregistered Securities

None.

Equity Compensation Plan Information

As of September 30, 2011, there was no equity compensation plan in the Company.

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

On October 11, 2007, we entered into a letter of intent with Pinewood Resources Ltd. to earn a 75% interest in the “Karoo” Project which contains approximately  8,600 square kilometers of Karoo-based uranium exploration lands located in the Southern regions of Tanzania. This project has been abandoned.

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

Total operating expenses were $nil for the year ended September 30, 2011 compared to $18,691 for the year ended September 30, 2010.  Such decrease in the current year compared to the prior year was primarily due a decrease in project expenses, as result of the abandonment of all mining projects..   Cumulatively  since inception  of exploration,  we had total operating  expenses  of $1,173,143. General and administrative  expenses were $nil and project expenses were $nil for the year ended September 30, 2011 compared to general and administrative expenses which were $18,691 and project expenses were $nil for the year ended September 30, 2010.  Cumulatively since inception of exploration, general and administrative expenses were $847,280 and project expenses were $324,446.

For the year ended September 30, 2011, we had a net loss of $nil compared to a net loss of $18,691 for the year ended September 30, 2010.

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

Stock-Based  Compensation  - All awards  granted  to employees  and non-employees  after June  30, 2005  are valued  at fair value  in accordance with the provisions of SFAS 123 (R) by using the Black-Scholes  option pricing model and recognized on a straight line basis over the service periods of each award.  We account for equity instruments issued in exchange for the receipt of goods or services from other than employees  in accordance  with SFAS No. 123 and the conclusions  reached by the Emerging  Issues Task Force (“EITF”) in Issue No. 96-18, “Accounting  for  Equity  Instruments  That  Are  Issued  to  Other  Than  Employees  for  Acquiring  or  in  Conjunction  with  Selling  Goods  or Services”.    Costs  are  measured  at the  estimated  fair  market  value  of the  consideration  received  or the estimated  fair  value  of the  equity instruments  issued,  whichever  is more  reliably  measurable.  The  value  of equity  instruments  issued  for consideration  other  than  employee services is determined on the earlier of a performance commitment or completion of performance by the provider of goods or services as defined by EITF No. 96-18.  As of September 30, 2011, there were no compensation awards outstanding.

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

Item 8.                 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 8A(T).         Controls and Procedures.

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2011, these disclosure controls and procedures were not effective to ensure that all information required to  be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and reported, within the time periods  specified  in  the  Commission’s  rule  and  forms;  and  (ii)  accumulated  and  communicated  to  our  management,  including  our  Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Based on our evaluation under the frameworks described above, our management has concluded that our internal control over financial reporting was not effective as of September 30, 2011.

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

Code of Ethics

The Board of Directors  has adopted  a Code of Ethics applicable  to its senior financial  officers,  employees  and principal  executive officers,

 which is designed to serve as the basis for managing the Company’s business, for meeting the Company’s duties to its stockholders, and for maintaining  compliance  with financial reporting requirements.  A copy of the Code of Ethics has been filed with will be provided to any person without charge upon written request to the Company at its executive offices, First Canadian Place, 100 King Street West

, Suite 5700, Toronto, Ontario, Canada M5X 1K7.

Item 10.               Executive Compensation.

There is no executive compensation for the year ended September 30, 2011.

Item 11.               Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of September 30, 2011, certain information with regard to the record and beneficial ownership of the Company’s Common stock by (i) each stockholder  owning of record or beneficially  5% or more of the Company’s Common stock, (ii) each director of the Company, (iii) the Company’s Chief Executive Officer and other executive officers, if any, of the Company whose annual base salary and bonus compensation was in excess of $100,000 (the “named executive officers”), and (iv) all executive officers and directors of the Company as a group:

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

Item 14.               Principal Accountant Fees and Services.

The following is a summary of the fees billed to us by the principal accountants to the Company for professional services rendered for the fiscal years ended September 30, 2011 and September 30, 2010

Fee Category	2011 Fees	2010 Fees
Audit Fees	$1,000	$2,000*
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0
Total Fees	$ 1,000	$2,000
* Includes fees paid to the previous auditor and accrued for the current auditor Audit Fees. Consists of fees billed for professional services rendered for the audit	of our financial statements	and review of

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

URANIUM HUNTER CORPORATION (FORMERLY BROWNSVILLE COMPANY)

CONSOLIDATED  FINANCIAL STATEMENTS

YEARS ENDED SEPTEMBER 30, 2011 AND 2010

 (Amounts expressed in US Dollars)

CONTENTS

Report of Independent Registered Public Accounting Firm                                                                                                                                           F-2

Consolidated Balance Sheets as of September 30, 2011 and 2010                                                                                                                                  F-3

Consolidated Statements of Operations and Comprehensive loss for years ended September 30, 2011 and 2010                                                        F-4

Consolidated Statements of Changes in Stockholders' Equity for the years ended September 30, 20010 and ~~,~~  2011.                                                 F-5

Consolidated Statements of Cash Flows for the years ended September 30, 2011 and 2010                                                                                        F-6

Notes to Consolidated Financial Statements                                                                                                                                                                      F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Uranium Hunter Corporation

We  have  audited  the  accompanying  consolidated  balance  sheets  of  Uranium  Hunter  Corporation  (formerly  Brownsville  Company),  (an Exploration Stage Company) as of September 30, 2011 and 2010 and the related consolidated statements of operations and comprehensive loss, cash  flows  and  stockholders’  equity  (deficiency)  for the years then  ended.  These consolidated  financial  statements  are  the  responsibility  of  the  Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Uranium Hunter Corporation (formerly Brownsville Company) as at September 30, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with United States generally accepted accounting principles.

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

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

July 22, 2016

URANIUM HUNTER CORPORATION
CONSOLIDATED BALANCE SHEETS
AS AT SEPTEMBER 30,

(EXPRESSED IN US DOLLARS)
	2011	2010

ASSETS

CURRENT
Cash and cash equivalents	$ -	$ -

Total Current Assets	-	-

PLANT AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ -	$ -

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY

6,000,000,000 common shares, authorized, par value $0.001
- issued and fully paid, 22,591,100 (2010 - 22,591,100)	22,591	22,591

Additional paid-in capital	1,040,293	1,040,293

ACCUMULATED DEFICIT	(1,062,884)	(1,062,884)

Total Stockholders' Equity	-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

	YEAR ENDED
	SEPTEMBER 30,
	2011	2010

REVENUE	$ -	$ -

OPERATING EXPENSES
General and administrative	-	18,691
Project expenses	-	-
Amortization	-	-

Total Operating Expenses	-	18,691

OTHER ITEMS
Loss on disposal of plant and equipment	-	-
Gain on reduction in debt	-	-

	-	-

NET LOSS	$ -	$ (18,691)

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	22,591,100	17,520,829

NET LOSS PER SHARE - BASIC AND DILUTED	$ -	$ (0.00)

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
FROM SEPTEMBER 30, 2010 TO SEPTEMBER 30, 2011
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	DEFICIT	TOTALS

Balances - September 30, 2010	22,591,100	22,591	1,040,293	(1,062,884)	-

Net loss	-	-	-	-	-

Balances - September 30, 2011	22,591,100	$ 22,591	$ 1,040,293	$ (1,062,884)	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)

YEAR ENDED
SEPTEMBER 30,
	2011	2010

Cash Flows from Operating Activities
Net loss	$ -	$ (18,691)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	-
Loss on disposal of assets	-	-
Stock issued for services	-	18,691
Net adjustment for discontinued operations	-	-
Changes in assets and liabilities
Prepaid expenses
Accounts payable and accrued liabilities	-	-

Net cashed provided by(used in) operating activities	-	-

Cash Flows from Investing Activities
Acquisition of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Stock subscriptions received	-	-
Loan repayment from related parties	-	-

Cash flows from financing activities	-	-

Net Change in Cash	-	-

Cash and equivalents - Beginning of Period	-	-

Cash and equivalents - End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION.

Notes to Consolidated Financial Statements

September 30, 2011

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

September 30, 2011

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

September 30, 2011

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

There were share-based expenses for the year ended September 30, 2011 of $NIL.

URANIUM HUNTER CORPORATION.

Notes to Consolidated Financial Statements

September 30, 2011

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

At September 30, 2011, the Company had net operating loss carry forwards of approximately $977,724 for federal income tax purposes.  These carry forwards if not utilized to offset taxable income will begin to expire in 2024.

Note 3 – Going Concern

The Company’s financial statements have been prepared on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

The Company has earned limited revenue from operations in the current year ended September 30, 2011. The Company’s ability to continue as a going concern is dependent upon its ability to develop additional sources of capital and ultimately to achieve profitable operations.  The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.  Management is seeking new capital to revitalize the Company.

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

(Principal Executive Officer)

CERTIFICATION  PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE

SARBANES-OXLEY  ACT OF 2002

In  connection  with  the  Annual  Report  of  Uranium  Hunter  Corporation  (the  “Company”)  on  Form  10-KSB  for  the  year  ended September  30, 2011, as filed with the Securities  and Exchange  Commission  (the “Report”),  the undersigned  certifies,  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of the undersigned’s knowledge, that:

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