Form 10-Q
period 2011-12-31
Uranium Hunter CORP
filed 2016-07-28
CIK 1316854

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

Yes      X     No

State the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date: no par value per share: 422,591,100 outstanding as of December 31, 2011.

URANIUM HUNTER CORPORATION TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                                                                                                                                      Page

Item 1.  Financial Statements                                                                                                                                                                    1

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations                                                    14

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                                                                                                   18

Item 4T. Controls and Procedures                                                                                                                                                             18

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                                                                                                      19

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                                                                                    19

Item 3.  Default upon Senior Securities                                                                                                                                                   19

Item 4.  Submission of Matters to a Vote of Security Holders                                                                                                                19

Item 5.  Other Information.                                                                                                                                                                      19

Item 6.  Exhibits.

SIGNATURES                                                                                                                                                                                                    20

i

PART1-FINANCIAL INFORMATION

Item 1. Financial Statements

URANIUM HUNTER CORPORATION

~~(AN EXPLORATION STAGE MINING COMPANY)  I~~ I NTERIM CONSOLIDATED FINANCIAL STATEMENTS December 31, 2011

(Amounts expressed in US Dollars) (Unaudited ~~-Prepared by Management~~ )

CONTENTS

~~Interim~~  Consolidated Balance Sheets as of December 31, 2011 ~~(unaudited)~~ and September 30, 2011 (unaudited) ~~(audited)~~	2
~~Interim~~  Consolidated Statements of Operations for the three months ended December 31, 2011 and ~~December 31,~~  2010 ~~and period from the inception of exploration (January 1, 2007) to December 31, 2011~~ (unaudited) ..	3

~~Interim~~  Consolidated Statements of Changes in Stockholders' Deficiency for the three months ended December 31, 2011  ~~and year ended~~

~~September 30, 2011.~~       (unaudited)                                               4                                                                                                                                         ~~4~~

~~Interim~~  Consolidated Statements of Cash Flows for the three months ended December 31, 2011 ~~and December 31, AND~~ and 2010 ~~and from inception of~~

~~exploration (January 1, 2007) to December 31, 2011.~~   (unaudited)                                                                                              5                                             ~~5~~

Condensed Notes to unaudited Interim Consolidated Financial Statements                                                                                                             6 ~~-13~~

1

URANIUM HUNTER CORPORATION
~~(AN EXPLORATION STAGE MINING COMPANY)~~
CONSOLIDATED BALANCE SHEETS
(EXPRESSED IN U.S. DOLLARS)
(Unaudited)

	DECEMBER 31,	SEPTEMBER 30,
	2011	2011
	 ~~(Unaudited)~~ 	 ~~(Audited)~~
ASSETS

CURRENT
Cash and cash equivalents	$ -	$ -

Total Current Assets	-	-

PLANT AND EQUIPMENT, NET	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES

CURRENT
Accounts payable and accrued liabilities	$ -	$ -

Total Current Liabilities	-	-

TOTAL LIABILITIES	-	-

STOCKHOLDERS' EQUITY

~~450,000,000~~ 6,000,000,000 common shares, authorized, par value $0.001
- issued and fully paid, 422,591,100 (September 30, 2011 - 22,591,100)	422,591	22,591

Additional paid-in capital	680,293	1,040,293

DEFICIT ACCUMULATED DURING EXPLORATION STAGE	(1,102,884)	(1,062,884)

Total Stockholders' Equity	-	-

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
~~(AN EXPLORATION STAGE MINING COMPANY)~~
CONSOLIDATED INTERIM STATEMENT OF OPERATIONS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
	THREE MONTHS ENDED
	DECEMBER 31,
	2011	2010

REVENUE

OPERATING EXPENSES
General and administrative	40,000	-
Project expenses	-	-
Amortization	-	-

Total Operating Expenses	40,000	-

LOSS FROM OPERATIONS	(40,000)	-

OTHER ITEMS
Loss on disposal of plant and equipment	-	-
Gain on reduction in debt	-	-

	-	-

NET LOSS	$ (40,000)	$ -

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING	59,851,374	22,591,100

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.0007)	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
(AN EXPLORATION STAGE MINING COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
PERIOD ENDED ~~FROM SEPTEMBER 30, 2009 TO~~ DECEMBER 31, 2011
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
			ADDITIONAL
	COMMON STOCK		PAID-IN	ACCUMULATED
	NUMBER	AMOUNT	CAPITAL	DEFICIT	TOTALS

~~Balances - September 30, 2009~~	 ~~7,450,000~~ 	 ~~$ 7,450~~ 	 ~~$ 1,036,743~~ 	 ~~$ (1,044,193)~~	 ~~$ -~~
~~(Audited)~~

~~Stock issued for services~~	 ~~18,691,100~~ 	 ~~18,691~~ 	 ~~-~~ 	 ~~-~~ 	 ~~18,691~~

~~Stock returned to treasury~~	 ~~(3,550,000)~~	 ~~(3,550)~~	 ~~3,550~~ 	 ~~-~~

~~Net loss~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~(18,691)~~	 ~~(18,691)~~

~~Balances - September 30, 2010~~	 ~~22,591,100~~ 	 ~~22,591~~ 	 ~~1,040,293~~ 	 ~~(1,062,884)~~	 ~~-~~
~~(Audited)~~

~~Net loss~~	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~ 	 ~~-~~

Balances - September 30, 2011	22,591,100	22,591	1,040,293	(1,062,884)	-
~~(Audited)~~

Stock issued for services	400,000,000	400,000	(360,000)	-	40,000

Net loss	-	-	-	(40,000)	(40,000)

Balances - December 31, 2011	422,591,100	$ 422,591	$ 680,293	$ (1,102,884)	$ -
~~(Unaudited)~~

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION
~~(AN EXPLORATION STAGE MINING COMPANY)~~
INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS
(AMOUNTS EXPRESSED IN U.S. DOLLARS)
(Unaudited)
THREE MONTHS ENDED
DECEMBER 31,
	2011	2010

Cash Flows from Operating Activities
Net loss	$ (40,000)	$ (10,051)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation	-	-
Loss on disposal of assets	-	-
Stock issued for services	40,000	10,051
Net adjustment for discontinued operations	-	-
Changes in assets and liabilities
Prepaid expenses
Accounts payable and accrued liabilities	-	-

Net cashed provided by(used in) operating activities	-	-

Cash Flows from Investing Activities
Acquisition of plant and equipment	-	-

Net cash used in investing activities	-	-

Cash Flows from Financing Activities
Stock subscriptions received	-	-
Loan repayment from related parties	-	-

Cash flows from financing activities	-	-

Net Change in Cash	-	-

Cash and equivalents - Beginning of Period	-	-

Cash and equivalents - End of Period	$ -	$ -

The accompanying notes are an integral part of these financial statements.

URANIUM HUNTER CORPORATION.

(A EXPLORATION STAGE MINING COMPANY)

Notes to Condensed Consolidated Interim Financial Statements

December 31, 2011

(Unaudited)

(Amounts expressed in US Dollars)

1.        Basis of Presentation

The accompanying unaudited financial statements do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of recurring accruals) considered necessary for fair presentation have been included. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ended September 30, 2012. Interim financial statements should be read in conjunction with the company’s annual audited financial statements for the year ended September 30, 2011.

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

Basis of Accounting:

The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. In the opinion of management, these interim financial statements include all of the adjustments necessary to make them not misleading. The financial statements have, in management's opinion, been properly prepared within the framework of the significant accounting policies summarized below:

~~Cash and Cash Equivalents :~~

~~The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.~~

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

Net Loss Per Share:

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, “Earnings per Share”. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.  As of December 31, 2011 and September 30, 2011, there were no common stock equivalents or options outstanding.

~~Stock-Based Compensation:~~

~~The Company accounts for share-based compensation under the fair value recognition provisions such that compensation cost is measured at the grant date based on the value of the award and is expensed ratably over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the percentage of awards which will be forfeited, stock volatility, the expected life of the award, and other inputs. If actual forfeitures differ significantly from the estimates, share-based compensation expense and the Company's results of operations could be materially impacted.~~

~~The Company may also issue restricted stock to consultants for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.  The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete.   The Company recognizes these~~

~~service expenses and a corresponding increase to additional paid-in-capital related to stock issued for services.  When stock is issued as payment for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.  If stock is issued in advance of service performance expense is recognized ratably over the requisite service period.~~

~~For the three months ended December 31, 2011 there was stock-based compensation of $40,000.  As of December 31, 2011 there was $Nil of unrecognized expense related to non-vested stock-based compensation arrangements granted.~~

~~Related Parties:~~

~~The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.~~

Commitments and Contingencies:

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of December 31, 2011 and September 30, 2011.

~~Share-based Expenses:~~

~~ASC 718 “Compensation – Stock Compensation” prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options,  and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).~~

~~The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, “Equity – Based Payments to Non- Employees.”  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or~~

~~(b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.~~

~~There were stock-based expenses for the three months ended December 31, 2011 and for the year ended September 30, 2011 there was no stock based expenses.~~

Recently Implemented Standards:

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

~~Fair Value of Financial Instruments:~~

~~The Company adopted the provisions of Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures. ASC 820 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:~~

~~Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.~~

~~Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable, and inputs derived from or corroborated by observable market data.~~

~~Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.~~

2.        Nature of Operations and Going Concern

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

The Company is in the exploration stage and has not yet realized revenues from its planned operations. The Company has incurred a loss of $40,000 for the three month period ended December 31, 2011. At December 31, 2011, the Company had an accumulated deficit of $1,102,884. The Company has funded operations through the issuance of capital stock.   Management's plan is to continue raising additional funds through future equity or debt financing until it acquires a business or asset that will generate revenue.

3.        Subsequent Events

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

~~3.            Federal Income Taxes:~~

~~The Company accounts for income taxes under the asset and liability method, whereby deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities.~~

~~Deferred  income  taxes  reflect  the  net  tax  effects  of  temporary differences  between the carrying amounts of assets and liabilities for financial  statement  purposes  and the  amounts  used for  income  tax purposes.   Significant   components of the Company's deferred tax liabilities and assets as of December 31, 2011 are as follows:~~

 ~~Deferred tax assets:~~

                   ~~Federal and state net operating loss~~

~~$   1,102,884~~

                   ~~Equity instruments issued for compensation~~

            ~~-~~

             ~~Total deferred tax assets~~

    ~~1,102,884~~

                   ~~Less valuation allowance~~

   ~~(1,102,884)~~

                                                                    ~~$          ====~~

~~4.        Capital Stock~~

~~Authorized:           450,000,000 common shares $0.001 par value~~

~~Issued:                   422,591,100 common shares $0.001 par value~~

~~5.            Recently Issued Accounting Pronouncements :~~

~~From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.~~

~~Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the  FASB Accounting Standards Codification™  (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.~~

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

At present the Company has had limited operations and is seeking a suitable business opportunity

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

Total operating expenses were $40,000 and $nil for the three months ended December 31, 2011 and December 31, 2010 respectively. Cumulatively since inception of exploration, we had total operating expenses of $1,213,143. General and administrative expenses were $40,000 and $nil for the three months ended December 31, 2011 and December 31, 2010 respectively.

Liquidity and Capital Resources

 On December 31, 2011, we had $nil in cash and cash equivalents, $nil of total assets and total liabilities of $nil.

As mentioned above, we are now in the exploration stage and have not yet realized revenues from our planned operations. We incurred a net loss of $40,000 for the three-month period ended December 31, 2011. At December 31, 2011, we had an accumulated deficit of $1,102,884. We have funded operations through the issuance of capital stock.

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

Item 4T. Controls and Procedures.

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that, as of December 31, 2011, these disclosure controls and procedures were effective to ensure that all information required to be disclosed by us in the reports that we file or submit under the Exchange Act is: (i) recorded, processed, summarized and  reported, within the  time  periods specified in  the  Commission’s rule  and  forms; and  (ii)  accumulated and  communicated to  our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

The Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 (the "Form 10-Q") of the Company fully complies with the requirement of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and the information contained in the Form 10-Q fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: July 2016

/s/ Reno J. Calabrigo

 Reno J. Calabrigo

Chief Executive Officer

Uranium Hunter Corporation

A signed original of this written statement required by Section 906 has been provided to Uranium Hunter Corporation and will be retained by

Uranium Hunter Corporation and furnished to the Securities and Exchange Commission or its staff upon request.